Form 10-Q
period 2024-03-31
Ibotta, Inc.
filed 2024-05-31
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-42018

IBOTTA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2426358 (I.R.S. Employer Identification Number)

1801 California Street, Suite 400 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
(303) 593-1633
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	IBTA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had outstanding 27,313,740 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” “look,” “wish,” “hope,” “pursue,” “propose,” “design,” “forecast,” “try,” “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding financial results and performance, including our operational and financial targets, key metrics, and our ability to maintain profitability and generate profitable growth over time;
•our ability to successfully execute our business and growth strategy;
•our expectations regarding the capabilities of our platform and technology;
•the sufficiency of our cash, cash equivalents, and marketable securities to meet our liquidity needs;
•the demand for the Ibotta Performance Network (IPN) including the size of our addressable market, market share, and market trends;
•our ability to renew, maintain, and expand our relationships with publishers, specific products or groups of products identified by particular names and owned by a company that sells consumer packaged goods, including in the grocery and general merchandise categories (CPG brands (or brands)), and retailers;
•our ability to grow the number of redeemers that use our platform and the amount redeemed by our redeemers;
•our expectations regarding the macroeconomic environment, including rising inflation and interest rates, and uncertainty in the global banking and financial services markets;
•our ability to develop and protect our brand;
•our ability to effectively manage costs;
•our ability to develop new offerings, services, and features, bring them to market in a timely manner, and make enhancements to our platform;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, and our ability to comply with such laws and regulations, including privacy matters;
•our ability to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share data about redeemers and our publishers, CPG brands, and retailers;
•our ability to manage and insure operations-related risk associated with our business;

•our expectations regarding our market opportunity and new and evolving markets;
•our ability to maintain the security and availability of the IPN;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties, including with Walmart Inc., a Delaware corporation, and Dollar General Corporation, a Tennessee corporation;
•our ability to expand into new verticals;
•our ability to maintain, protect, and enhance our intellectual property;
•the need to hire additional personnel and our ability to attract and retain such personnel;
•our ability to obtain additional capital and maintain cash flow or obtain adequate financing or financing on terms satisfactory to us;
•our expectations that we will not rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange;
•the increased expenses associated with being a public company; and
•the impact of the COVID-19 pandemic, or a similar public health threat, or the ongoing conflict between Russia and Ukraine and the recent escalation of conflict between Hamas and Israel, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events, or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$79,499	$62,591
Accounts receivable, less allowances of $3,111 and $3,160, respectively	206,433	226,439
Prepaid expenses and other current assets	14,203	9,314
Total current assets	300,135	298,344
Property and equipment, less accumulated depreciation of $9,299 and $8,905, respectively	2,385	2,541
Capitalized software development costs, less accumulated amortization of $14,574 and $13,482, respectively	13,904	12,844
Equity investment	4,531	4,531
Other long-term assets	1,112	1,530
Total assets	$322,067	$319,790
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,675	$8,937
Due to third-party publishers	67,523	73,155
Deferred revenue	4,190	2,628
User redemption liability	82,990	84,531
Accrued expenses	15,401	24,582
Other current liabilities	3,886	4,317
Total current liabilities	181,665	198,150
Long-term liabilities:
Long-term debt, net	65,270	64,448
Convertible notes derivative liability	27,100	25,400
Other long-term liabilities	3,937	3,864
Total liabilities	277,972	291,862
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, $0.00001 par value: 17,245,954 shares authorized, issued and outstanding as of March 31, 2024 and December 31, 2023	–	–
Stockholders’ equity:
Common stock, $0.00001 par value: 40,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 9,417,665 and 9,207,337 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	–	–
Additional paid-in capital	243,986	237,116
Accumulated deficit	(199,891)	(209,188)
Total stockholders' equity	44,095	27,928
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$322,067	$319,790
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$82,327	$57,691
Cost of revenue	10,515	11,250
Gross profit	71,812	46,441
Operating expenses:
Sales and marketing	28,129	21,602
Research and development	13,641	11,695
General and administrative	13,154	13,334
Depreciation and amortization	983	752
Total operating expenses	55,907	47,383
Income (loss) from operations	15,905	(942)
Interest expense, net	(1,805)	(1,672)
Other expense, net	(1,702)	(1,503)
Income (loss) before provision for income taxes	12,398	(4,117)
Provision for income taxes	(3,101)	(166)
Net income (loss)	$9,297	$(4,283)
Net income (loss) per share:
Basic	$1.00	$(0.49)
Diluted	$0.33	$(0.49)
Weighted average common shares outstanding:
Basic	9,310,928	8,819,693
Diluted	28,356,797	8,819,693
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Net income (loss)	$9,297	$(4,283)
Other comprehensive income:
Net unrealized gain on short-term investments	–	77
Total other comprehensive income	–	77
Comprehensive income (loss)	$9,297	$(4,206)
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	17,245,954	$–	8,793,880	$–	$212,637	$(247,305)	$(126)	$(34,794)
Net loss	–	–	–	–	–	(4,283)	–	(4,283)
Other comprehensive income	–	–	–	–	–	–	77	77
Exercise of stock options	–	–	23,991	–	262	–	–	262
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	–	–	–	–	1,886	–	–	1,886
Release of restricted stock purchase shares from repurchase option	–	–	25,551	–	212	–	–	212
Balance, March 31, 2023	17,245,954	$–	8,843,422	$–	$214,997	$(251,588)	$(49)	$(36,640)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	17,245,954	$–	9,207,337	$–	$237,116	$(209,188)	$–	$27,928
Net income	–	–	–	–	–	9,297	–	9,297
Exercise of stock options	–	–	187,777	–	1,799	–	–	1,799
Other	–	–	(3,000)		(91)	–	–	(91)
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	–	–	–	–	4,950	–	–	4,950
Release of restricted stock purchase shares from repurchase option	–	–	25,551	–	212	–	–	212
Balance, March 31, 2024	17,245,954	$–	9,417,665	$–	$243,986	$(199,891)	$–	$44,095
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities
Net income (loss)	$9,297	$(4,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,909	1,615
Impairment of capitalized software development costs	92	320
Stock-based compensation expense	1,814	1,829
Common stock warrant expense	3,031	–
Credit loss expense	81	308
Amortization of debt discount and issuance costs	826	816
Change in fair value of convertible notes derivative liability	1,700	1,500
Other	(3)	(53)
Changes in assets and liabilities:
Accounts receivable	19,925	3,679
Other current and long-term assets	(2,136)	(1,094)
Accounts payable	(1,214)	(619)
Due to third-party publishers	(5,632)	6,617
Accrued expenses	(10,197)	(9,376)
Deferred revenue	1,562	1,135
User redemption liability	(1,541)	499
Other current and long-term liabilities	(148)	(201)
Net cash provided by operating activities	19,366	2,692
Investing activities
Additions to property and equipment	(152)	(11)
Additions to capitalized software development costs	(2,315)	(995)
Maturities of short-term investments	–	10,500
Net cash (used in) provided by investing activities	(2,467)	9,494
Financing activities
Proceeds from exercise of stock options	1,799	260
Deferred offering costs	(1,700)	–
Other financing activities	(90)	–
Net cash provided by financing activities	9	260
Net change in cash and cash equivalents	16,908	12,446
Cash and cash equivalents, beginning of period	62,591	17,818
Cash and cash equivalents, end of period	$79,499	$30,264
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)

1. Nature of Operations
Ibotta, Inc. (Company, we, or our) is a technology company that allows consumer packaged goods (CPG) brands to deliver digital promotions to millions of consumers through a single, convenient network called the Ibotta Performance Network (IPN). We provide promotional services to publishers, retailers, and advertisers through the IPN, which includes our direct-to-consumer (D2C) mobile, web, and browser extension properties and our growing network of third-party publisher properties. The majority of the Company’s revenues are derived from the fees we earn from customers when consumers redeem offers. The Company also derives revenue from fees we earn from customers for digital promotions across the Company’s platform in support of their promotional campaigns, as well as from data products.
Initial Public Offering
On April 22, 2024, the Company closed its initial public offering (IPO), in which it issued and sold 2,500,000 shares of Class A common stock at $88.00 per share (IPO price). The Company received net proceeds of $197.5 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $9.3 million. Certain selling stockholders (Selling Stockholders) offered an additional 4,060,700 shares of Class A common stock at the IPO price in a secondary offering, for which the Company received no proceeds. In connection with the secondary offering, on April 25, 2024, the underwriters for the IPO exercised their option to purchase an additional 984,105 shares of Class A common stock from the Selling Stockholders at the IPO price less underwriting discounts and commissions, with all proceeds going to the Selling Stockholders.
In connection with the IPO, 9,511,741 shares of common stock outstanding were reclassified into an equal number of shares of Class A common stock, 17,245,954 shares of redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock, $75.1 million of convertible notes automatically converted into 1,177,087 shares of Class A common stock, an anti-dilution adjustment to the common stock purchase warrant to Walmart, Inc., a Delaware corporation (Walmart Warrant) increased the number of shares of Class A common stock issuable under the Walmart Warrant by 592,457 shares, and 3,668,427 shares of Class A common stock were exchanged for an equivalent number of Class B common stock shares. In addition, certain equity awards with liquidity event-based vesting conditions accelerated in vesting, resulting in the recording of additional stock-based compensation expense.
Refer to Note 14 – Subsequent Events for further information.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, which can be found in the Company’s final prospectus dated April 17, 2024, filed with the SEC pursuant to Rule 424(b)(4) (Prospectus) under the Securities Act of 1933, as amended.
The condensed financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
condition as of and for the periods presented. These operating results are not necessarily indicative of the results that may be expected of the full year performance.
Other than those described below, there were no significant changes to the significant accounting policies from those that were disclosed in the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023 included in the Prospectus.
Emerging Growth Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed financial statements and accompanying notes. Management evaluates its estimates that include, but are not limited to, revenue recognition, breakage, allowance for credit losses, income taxes and associated valuation allowances, leases, stock-based compensation, contingent liabilities, convertible notes derivative liability, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, and the useful lives and impairment of long-lived assets. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the condensed financial statements are reasonable, based on information available at the time they are made. Actual results could differ materially from these estimates.
Segments
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. Operating segments are components of a company for which separate financial information is internally produced for regular use by the Chief Operating Decision Maker (CODM) to allocate resources and assess the performance of the business. The Company’s CODM is its Chief Executive Officer who makes operating decisions, assesses financial performance, and allocates resources based on Company-wide financial information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and accounts receivable. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions within the United States. Credit risk with respect to accounts receivable is dispersed due to the large number of customers. The Company does not require collateral for accounts receivable.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
User Redemption Liability and Due to Third-Party Publishers
Consumers earn user awards by redeeming offers on both Ibotta’s D2C properties and our third-party publisher properties. The undistributed user awards earned by consumers on D2C properties are reflected in the user redemption liability in the condensed balance sheets. The user redemption liability is reduced as consumers cash out and through breakage (see Note 3 – User Redemption Liability Extinguishment). User awards earned by consumers on third-party publisher properties represent a payable reflected in the due to third-party publishers in the condensed balance sheets. The due to third-party publishers liability also includes a revenue share payable for certain publishers that is a negotiated fixed percentage of our fee per redemption on the third-party publishers’ properties.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The principal activities from which the Company generates revenue are as follows:
Redemption Revenue
The Company’s customers promote their products and services to consumers through cash back offers on the IPN. The Company earns a fee per redemption, which is recognized in the period in which the redemption occurred. The Company may also charge fees to set up a redemption campaign which are deferred and recognized over the average duration of historical redemption campaigns.
Ad & Other Revenue
The Company’s customers may also run advertisements such as banners, tiles, newsletters, and feature placements on Ibotta D2C properties to promote their redemption campaigns, referred to as marketing services. Ad products are billed, and revenue is recognized, as the marketing services are performed over the advertising period. The Company also offers a number of data products and services to customers, including audience targeting and data licensing. Some products and services are billed as a flat fee amount while others are billed based on usage. Data revenue is recognized as it is delivered.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees related to the anticipated sale of the Company’s common stock in the IPO, are capitalized and recorded in prepaid expenses and other current assets on the condensed balance sheets. After the IPO, all deferred offering costs will be reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discounts, received from the IPO on the condensed balance sheets.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires enhanced disclosures about significant segment expenses. In addition, the amendments include enhanced interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. While the application of this guidance will result in additional disclosure concerning the Company’s single reportable segment, it is not expected to have a significant impact on the Company’s condensed financial statements.
Other than the item noted above, there are no new accounting pronouncements not yet effective or adopted during the three months ended March 31, 2024 that the Company believes have a significant impact, or potentially significant impact, to its condensed financial statements.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
3. User Redemption Liability Extinguishment
The Company reflects a user redemption liability in the condensed balance sheets associated with the undistributed earnings of consumers on Ibotta’s D2C properties. A portion of these undistributed earnings is never expected to be cashed out by consumers due to inactivity and will therefore be recognized as breakage by the Company.
Consumers’ accounts that have no activity for six months are considered inactive and charged a $3.99 per month maintenance fee until the balance is reduced to zero or new activity ensues. Balances associated with accounts that are deactivated for violation of the Company’s terms of use are also recognized as breakage. The Company estimates breakage at the time of user redemption and reduces the user redemption liability accordingly. Breakage estimates are made based on historical breakage patterns, and the preparation of estimates includes judgments of the applicability of historical patterns to current and future periods. Breakage is recorded in revenue related to funded awards, as an offset to sales and marketing expense related to self-funded awards, and as an offset to cost of revenue related to consumer insights awards and gift card redemptions.
The Company’s breakage is recorded as follows (in thousands):

	Three months ended March 31,
	2024	2023
Revenue	$3,923	$2,988
Cost of revenue	61	68
Sales and marketing	539	749
Total breakage	$4,523	$3,805
The user redemption liability was $83.0 million and $84.5 million as of March 31, 2024 and December 31, 2023, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued employee expenses	$7,148	$18,156
Other accrued expenses	8,253	6,426
Total accrued expenses	$15,401	$24,582
5. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Convertible notes	$75,099	$75,099
Revolving line of credit	–	–
Total debt	75,099	75,099
Less: unamortized debt discount	(9,635)	(10,440)
Less: unamortized debt issuance costs	(194)	(211)
Long-term debt, net	$65,270	$64,448

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Our convertible notes are scheduled to mature in 2027. As of March 31, 2024, no other contractual principal repayments of long-term debt are due within the next five years.
The Company recorded interest expense of $2.8 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively, of which $0.8 million was related to the amortization of the debt discount and issuance costs, in each respective year. As of March 31, 2024, $0.1 million of interest was capitalized to the outstanding principal balance of the notes.
Convertible Notes
On March 24, 2022 (Initial Closing), the Company issued convertible unsecured subordinated promissory notes (notes or convertible notes) to certain investors, including certain related parties and a then officer of the Company (see Note 12 – Related Parties), in an aggregate principal amount of $75.0 million with a maturity date of March 24, 2027. Up to but not including the date that is 18 months after the Initial Closing, the convertible notes bear interest at a rate of 6.00% per annum, payable quarterly in cash or as payment-in-kind at the Company’s election. Thereafter, subject to certain exceptions, the convertible notes bear interest at a rate of (A) the greater of (x) the three-month Secured Overnight Financing Rate and (y) 1.00% plus (B) 5.00%, payable quarterly in cash.
The outstanding amount of the notes will automatically convert into shares of the Company’s common stock upon a qualified public transaction, including a qualified initial public offering, qualified direct listing, or qualified special purpose acquisition company transaction. The conversion price is the lesser of (i) $2.5 billion divided by the fully diluted outstanding capitalization of the Company immediately prior to the qualifying public transaction and (ii) the per share value of the Company as determined by the qualifying public transaction multiplied by a discount rate. The applicable discount rate prior to or on the date 18 months after the Initial Closing is 77.5% and thereafter is 72.5%.
The Company determined that certain conversion provisions embedded in the convertible notes represent contingent exchange features that qualify as embedded derivatives under ASC 815, Derivatives and Hedging. The qualifying features were collectively bifurcated from the debt host and recorded as a derivative liability in the condensed balance sheets. The derivative liability is accounted for on a fair market value basis. The initial value of the derivative liability at issuance was $16.1 million with the offset recorded as a discount to the notes. Changes in fair value are recognized in other expense, net, in the condensed statements of operations. The debt discount is amortized to interest expense over the contractual term of the debt using the straight-line method which approximates the effective interest method. Refer to Note 6 – Fair Value Measurements for further discussion of the valuation of the derivative liability.
Concurrently upon the closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of Class A common stock. Refer to Note 14 – Subsequent Events for further information.
2021 Credit Facility
On November 3, 2021, the Company executed the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (Silicon Valley Bank), which consists of a $50.0 million revolving line of credit with a maturity date of November 3, 2024 (2021 Credit Facility). In the event of a public offering, the maturity date of the 2021 Credit Facility will be extended to November 3, 2026.
In March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation due to liquidity concerns and entered into receivership with the Federal Deposit Insurance Corporation. First Citizens BancShares, Inc. (First Citizens Bank) purchased substantially all loans and certain other assets and assumed all customer deposits and certain other liabilities of the former Silicon Valley Bank, including the Company’s 2021 Credit Facility. On March 28, 2023, the Company executed a letter agreement to amend the 2021 Credit Facility to reduce the percentage of funds required to be maintained with Silicon Valley Bank.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
In December 2023, the Company executed the Second Loan Modification Agreement with Silicon Valley Bank, which, among other things, extended the initial maturity date of the 2021 Credit Facility to November 3, 2025 and amended the financial covenant liquidity ratio calculation. The 2021 Credit Facility, as amended by the subsequent amendment and modification agreements, is referred to herein as the Amended 2021 Credit Facility.
Borrowings under the Amended 2021 Credit Facility bear interest at a floating annual rate equal to the greater of (i) an applicable floor rate that ranges from 2.25% to 3.0% based on the Company’s average liquidity position as defined in the Amended 2021 Credit Facility and (ii) the prime rate less a margin that ranges from 0.25% to 1.0% based on the Company’s average liquidity position as defined in the Amended 2021 Credit Facility. In addition, the Company pays an unused revolving line facility fee of 0.25% per year on the average monthly unused amount of commitments under the Amended 2021 Credit Facility. The Company is subject to a springing financial covenant to maintain a minimum liquidity ratio of 1.50x, depending on the Company’s average liquidity position as defined in the Amended 2021 Credit Facility.
As of March 31, 2024, there was no outstanding balance under the Amended 2021 Credit Facility and $50.0 million available. The Company is in compliance with all financial covenants under the Amended 2021 Credit Facility during all periods presented. All obligations under the Amended 2021 Credit Facility are secured by substantially all of the assets of the Company, including intellectual property.
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$76,788	$76,788	$–	$–
Total assets	$76,788	$76,788	$–	$–
Liabilities:
Convertible notes derivative liability	27,100	–	–	27,100
Total liabilities	$27,100	$–	$–	$27,100

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,890	$57,890	$–	$–
Total assets	$57,890	$57,890	$–	$–
Liabilities:
Convertible notes derivative liability	25,400	–	–	25,400
Total liabilities	$25,400	$–	$–	$25,400
The fair values of cash equivalents are measured using quoted prices for identical assets in active markets and are therefore classified as Level 1 in the fair value hierarchy.
Long-term debt is recorded at its carrying value in the condensed balance sheets, which may differ from its fair value. The fair value is estimated using Level 3 inputs in a Monte Carlo simulation. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Company’s convertible notes was $102.5 million and $95.4 million, respectively.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Convertible Notes Derivative Liability
The convertible notes contain certain embedded features that are required to be bifurcated and recorded separately from the debt host as a derivative liability at fair value. Refer to Note 5 – Long-Term Debt for further information.
The fair value of the derivative liability was determined using a Monte Carlo simulation and a “with-and-without” valuation methodology. The inputs used to estimate the fair value of the derivative instrument include the probability of potential settlement scenarios, the expected timing of such settlement, and an expected volatility determined with reference to historical stock volatilities of comparable guideline public companies. The derivative liability is classified as Level 3 in the fair value hierarchy.
The following table summarizes the activity related to the fair value of the convertible notes derivative liability (in thousands):

	Three months ended March 31,
	2024	2023
Fair value at beginning of period	$25,400	$20,400
Initial recognition of derivative liability	–	–
Change in fair value	1,700	1,500
Fair value at end of period	$27,100	$21,900
Concurrently upon the closing of the IPO, the convertible notes automatically converted into shares of the Company’s Class A common stock, resulting in the extinguishment of the debt and the settlement of the embedded derivative liability. Refer to Note 14 – Subsequent Events for further information.
Equity Investment
On July 2, 2019, the Company acquired 628,930 shares of the Series A Preferred Stock of a privately-held software company in exchange for cash consideration of $0.8 million. The investment represents a minority interest, and the Company has determined that it does not have significant influence over the company. The preferred shares comprising the investment are illiquid, and the fair value is not readily determinable. The Company has elected the measurement alternative to measure this investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
During the three months ended March 31, 2024 and 2023, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
7. Redeemable Convertible Preferred Stock, Common Stock, Restricted Stock Purchase, and Common Stock Warrant
Redeemable Convertible Preferred Stock
As of March 31, 2024, the Company was authorized to issue 17,245,954 shares of redeemable convertible preferred stock at a par value of $0.00001, designated in series as follows:

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Issuance Price	Per Share Liquidation Preference	Per Share Dividend Rate Per Annum
Series Seed	2,407,363	2,407,363	$0.74	$0.74	$0.0592
Series A	1,984,186	1,984,186	4.10	4.10	0.3280
Series B	3,824,091	3,824,091	5.23	5.23	0.4184
Series C	3,300,548	3,300,548	11.61	11.61	0.9288
Series C-1	1,578,552	1,578,552	15.83	15.83	1.2660
Series D	4,151,214	4,151,214	36.13	36.13	2.8907
Total	17,245,954	17,245,954
The rights, preferences, and privileges of the redeemable convertible preferred stock are as follows:
Dividend Rights
The holders of redeemable convertible preferred stock shall be entitled to receive noncumulative dividends, when, as and if declared by the board of directors of the Company at the dividend rate specified for such shares of redeemable convertible preferred stock, payable in preference and priority to any declaration or payment of any distribution on common stock of the Company. Payment of any dividends to the holders of preferred stock shall be on a pro rata, pari passu basis in proportion to the dividend rates for each series of redeemable convertible preferred stock.
Redemption
No shares of redeemable convertible preferred stock are unilaterally redeemable by either the stockholders or the Company; however, the Company’s amended and restated certificate of incorporation in effect prior to the closing of the IPO (Prior Certificate) provides that upon any Deemed Liquidation Event (defined below), the shares of a series of redeemable convertible preferred stock shall be entitled to receive the applicable liquidation preference for such series.
Liquidation Preference
In the event of any Deemed Liquidation Event, each holder of Series D redeemable convertible preferred stock shall be entitled to receive prior and in preference to any distribution of any of the assets to the holders of Series B, Series C, and Series C-1 redeemable convertible preferred stock (collectively, the Senior redeemable convertible preferred stock), Series Seed and Series A redeemable convertible preferred stock (collectively, the Junior redeemable convertible preferred stock), and common stock, an amount per share equal to the greater of (i) the amount equal to liquidation preference specified for such share plus an amount equal to all declared but unpaid dividends or such lesser amount as may be approved by the holders of at least two-thirds of the outstanding shares of Series D redeemable convertible preferred stock or (ii) such amount per share the holder of Series D redeemable convertible preferred stock would be entitled to receive if such shares had been converted to common stock immediately prior to such Deemed Liquidation Event.
After the payment to the holders of Series D redeemable convertible preferred stock, each holder of Senior redeemable convertible preferred stock shall be entitled to receive prior and in preference to any

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
distribution of any of the assets to the holders of Junior redeemable convertible preferred stock and common stock, an amount per share equal to the greater of (i) the amount equal to liquidation preference specified for such share plus an amount equal to all declared but unpaid dividends or such lesser amount as may be approved by the holders of at least two-thirds of the outstanding shares of Senior redeemable convertible preferred stock or (ii) such amount per share the holder of Senior redeemable convertible preferred stock would be entitled to receive if such shares had been converted to common stock immediately prior to liquidation event.
After the payment to the holders of Series D redeemable convertible preferred stock and Senior redeemable convertible preferred stock, each holder of Junior redeemable convertible preferred stock shall be entitled to receive prior and in preference to any distribution of any of the assets to the holders of common stock, an amount per share equal to the greater of (i) the amount equal to liquidation preference specified for such share plus an amount equal to all declared but unpaid dividends or such lesser amount as may be approved by the holders of at least two-thirds of the outstanding shares of Junior redeemable convertible preferred stock or (ii) such amount per share the holder of Junior redeemable convertible preferred stock would be entitled to receive if such shares had been converted to common stock immediately prior to liquidation event.
A “Deemed Liquidation Event” is defined to include (i) the acquisition of the Company by another entity in a transaction or series of related transactions to which the Company is a party in which the holders of the voting securities of the Company outstanding immediately prior to such acquisition do not continue to retain immediately following such acquisition at least a majority of the total voting power represented by the outstanding voting securities of the Company or the surviving or resulting entity, or the parent entity that wholly owns the Company or the surviving or resulting entity immediately following such acquisition, (ii) a sale, lease, or other disposition of all or substantially all of the assets of the Company and its subsidiaries taken as a whole (other than to a wholly owned subsidiary of the Company), or (iii) any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary.
Optional Conversion Option
Each share of redeemable convertible preferred stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, into the number of fully paid, non-assessable shares of common stock determined by dividing the original issue price for the relevant series by the conversion price for such series.
Conversion Price Adjustments
The conversion price per share of the redeemable convertible preferred stock will be reduced if the Company issues additional shares of common stock without consideration or for a consideration per share less than the applicable conversion price of a series of redeemable convertible preferred stock in effect.
The conversion ratio, the dividend rate, original issue price, and the liquidation preference, as the case may be, of the affected series of redeemable convertible preferred stock will be adjusted in the case of specified changes to the Company’s capitalization as a result of subdivisions, combinations, reclassifications, reorganizations, exchanges, and substitutions.
Automatic Conversion
Each share of redeemable convertible preferred stock shall automatically be converted into fully paid, non-assessable shares of common stock at then effective conversion rate for such share upon the occurrence of the earlier of the following events: (i) immediately prior to the closing of a firm commitment underwritten initial public offering covering the offer and sale of the Company’s common stock, provided that the aggregate gross proceeds to the Company from the offering are not less than $50.0 million; or (ii) upon the receipt of a written request for such conversion from holders of at least two-thirds of the shares of redeemable convertible preferred stock then outstanding.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Voting Rights
Each holder of redeemable convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the shares of the redeemable convertible preferred stock held by such holder could be converted as of the applicable record date. However, with respect to potential Deemed Liquidation Events, as well as other situations, the common stockholders have protective rights whereby holders of a majority of the common stock, exclusive of all shares of redeemable convertible preferred stock, must approve any Deemed Liquidation Event. Given that Deemed Liquidation Events are within the control of the common stockholders, the redeemable convertible preferred stock is recognized as permanent equity within the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit).
Protective Provisions
For so long as at least 500,000 shares of redeemable convertible preferred stock remain outstanding, the Company shall not without first obtaining the approval of the holders of at least two-thirds of the outstanding shares of the redeemable convertible preferred stock, (i) amend, alter, or repeal any provision of the Prior Certificate in a manner that adversely alters the rights, preferences, privileges, or powers of, or restrictions provided for the benefit of, the redeemable convertible preferred stock or any series thereof; (ii) increase or decrease the authorized number of shares of the Company’s capital stock; (iii) acquire any shares of the common stock of the Company by purchase, redemption, or other acquisition, other than a repurchase approved by the Board, including the Series B Director, of shares of common stock issued to or held by employees, officers, directors, or consultants of the Company or its subsidiaries, either upon termination of their employment or services pursuant to agreements providing for the right of said repurchase or pursuant to rights of first refusal contained in agreements providing for such right; (iv) declare or pay any distribution with respect to the common stock; (v) authorize, approve, or enter into any agreement to consummate a Deemed Liquidation Event; or (vi) amend, alter, or repeal Article V, Sections 5 or 6(a) of the Prior Certificate.
For so long as at least 500,000 shares of Series D redeemable convertible preferred stock or Series C-1 redeemable convertible preferred stock remain outstanding, the Company shall not without first obtaining the approval of the holders of at least two-thirds of the outstanding shares of the Series D redeemable convertible preferred stock or Series C-1 redeemable convertible preferred stock, as the case may be, (i) authorize a merger, acquisition, sale of assets, or other corporate reorganization of the Company or any of its subsidiaries that would provide consideration to the holders of Series D redeemable convertible preferred stock or Series C-1 redeemable convertible preferred stock in an amount per share for each share that is less than the then-current liquidation preference of such series of redeemable convertible preferred stock; (ii) voluntarily liquidate or dissolve the Company; (iii) initiate or consummate an initial public offering with an offering price for each share of common stock that is less than the then-current liquidation preference amount per share of such series of redeemable convertible preferred stock; (iv) authorize an automatic conversion of the redeemable convertible preferred stock if such conversion will be consummated in connection with a Deemed Liquidation Event that will provide consideration to the holders of these series in an amount per share for each share that is less than the then-current liquidation preference amount per share for such series of redeemable convertible preferred stock; (v) amend, alter, or repeal any provision of the Prior Certificate in a manner that adversely alter the rights, preferences, privileges, or powers of, or restrictions provided for the benefit of Series D redeemable convertible preferred stock or Series C-l redeemable convertible preferred stock, as the case may be; or (vi) amend Section 6(c) or 6(d) of the Prior Certificate, as applicable to such series of redeemable convertible preferred stock.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Common Stock
As of March 31, 2024, the Company was authorized to issue 40,000,000 shares of common stock with a par value of $0.00001. As of March 31, 2024, the Company had reserved shares of common stock for future issuances in connection with the following:

Number of Shares
Redeemable convertible preferred stock outstanding	17,245,954
Stock options outstanding	4,377,241
Restricted stock units outstanding	304,472
Restricted stock purchase	88,295
Common stock warrant	3,528,577
Total shares	25,544,539
Protective Provisions
With respect to potential Deemed Liquidation Events, as well as other situations, the common stockholders have protective rights whereby holders of a majority of the common stock, exclusive of the redeemable convertible preferred stock, must approve any Deemed Liquidation Event. As such, the Deemed Liquidation Event is within the control of the common stockholders.
Restricted Stock Purchase
On February 9, 2021, the Company granted an officer of the Company the right to purchase 408,824 shares of restricted common stock, and the officer exercised the purchase option at the grant date fair value of $8.30 per share, for a total exercise price of $3.4 million (restricted stock purchase). As the restricted stock purchase contained a repurchase option for the Company, the exercise price was initially recognized as a deposit liability that will be offset to additional paid in capital as the repurchase option is released. One quarter of the shares were released from the Company’s repurchase option on the one-year anniversary of the grant, and one forty-eighth of the shares shall be released monthly for the 36 months thereafter.
As of March 31, 2024, $2.7 million had been released from the Company’s repurchase option and recorded to additional paid in capital. The portion of shares to be released from the repurchase option in the next 12 months, recorded in other current liabilities, is $0.7 million. As of December 31, 2023, $2.4 million had been released from the Company’s repurchase option and recorded to additional paid in capital. As of December 31, 2023, the portion of shares to be released from the repurchase option in the next 12 months, recorded in other current liabilities, was $0.8 million, and the remainder of $0.2 million was recorded in other long-term liabilities.
Common Stock Warrant
On May 17, 2021, the Company issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. (Commercial Agreement). The Walmart Warrant was issued in exchange for access to Walmart consumers and is accounted for under ASC 718, Compensation–Stock Compensation (ASC 718), as a share-based payment to a nonemployee in exchange for services to be recognized in the same manner as if the Company paid cash for the services.
Pursuant to the terms of the Walmart Warrant, Walmart has the right to purchase up to 3,528,577 shares of the Company’s common stock, subject to a non-discretionary anti-dilution provision, at an exercise price of $70.12, subject to decreases in the event of an initial public offering, a change in control, a direct listing, or a special purpose acquisition company transaction (i.e., liquidity event), if certain pricing thresholds are not met.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Vesting of the Walmart Warrant is subject to certain conditions, including the achievement of certain milestones and satisfaction of obligations of both parties, or (with respect to 1,411,430 of such shares) the passage of time after the achievement of certain milestones, subject to acceleration if certain operating goals are achieved. Failure to satisfy these conditions or termination of the Commercial Agreement would result in a decrease in the number of shares vesting under the Walmart Warrant. The Walmart Warrant expires, and any vested warrants are no longer exercisable, effective May 17, 2031, or May 17, 2028 in certain cases if the Commercial Agreement is no longer in effect.
The grant date (measurement date) of the Walmart Warrant is May 17, 2021, which is the date of the Commercial Agreement. The aggregate grant date fair value of the Walmart Warrant was $35.3 million. To factor in the various terms and conditions of the Walmart Warrant, including the potential adjustments if certain pricing thresholds are not met upon an initial public offering or other liquidity event, the fair value was determined based on probability weighted estimated fair values determined under both a Black-Scholes option pricing valuation model (assuming no liquidity event) and a Monte Carlo simulation valuation model (assuming a potential liquidity event) with the following assumptions:

	Black-Scholes Option Pricing Model	Monte Carlo Simulation
Risk-free interest rate	1.64%	1.64%
Expected dividend yield	–	–
Expected volatility	50%	50% / 65%
Expected term (in years)	10	10
The potential impact of adjustments to the exercise price if certain pricing thresholds are not achieved upon a liquidity event is factored into the grant date fair value of the Walmart Warrants (i.e., considered a market condition). To the extent the Walmart Warrants are modified under the anti-dilution or other provisions, the modification guidance in ASC 718 would be applied, which could result in incremental expense.
The fair value of the portion of the Walmart Warrant that vests upon achievement of the performance conditions is recognized as sales and marketing expense when the performance conditions are considered probable of achievement, and the fair value of the remaining portion is recognized as sales and marketing expense over time beginning upon achievement of certain performance conditions through the remainder of the Commercial Agreement term, subject to acceleration if certain operating goals are achieved, and subject to certain forfeiture and repurchase terms.
As of March 31, 2023, the performance condition required for vesting was not considered probable, and therefore no stock-based compensation expense was recorded during the three months ended March 31, 2023. During the three months ended March 31, 2024, the performance condition required for vesting was considered probable; therefore, stock-based compensation expense of $3.0 million was recognized during the three months ended March 31, 2024 in sales and marketing expense, all of which related to the vesting of the service condition. Stock-based compensation expense yet to be recognized related to the unvested portion of the Walmart Warrant was $19.1 million as of March 31, 2024, subject to a non-discretionary anti-dilution provision. This amount is expected to be recognized over a weighted average period of 4.5 years.
In connection with the IPO, 9,511,741 shares of common stock outstanding were reclassified into an equal number of shares of Class A common stock, 17,245,954 shares of redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock, $75.1 million of convertible notes automatically converted into 1,177,087 shares of Class A common stock, an anti-dilution adjustment to the Walmart Warrant increased the number of shares of Class A common stock issuable under the warrant by 592,457 shares, and 3,668,427 shares of Class A common stock were exchanged for an equivalent number of Class B common stock shares. Refer to Note 14 – Subsequent Events for further information.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
8. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Redemption revenue	$67,989	$41,703
Ad & other revenue	14,338	15,988
Total revenue	$82,327	$57,691
Deferred Revenues
Deferred revenues primarily consist of fees and cash back offers collected from customers that will be applied to future campaigns. Deferred revenues are expected to be recognized as consumers redeem offers over the term of the campaigns, net of the cash back offer, which generally occurs within 12 months. Deferred revenues were $4.2 million and $2.6 million as of March 31, 2024, and December 31, 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $1.4 million and $2.2 million, respectively, that was included in the deferred revenue balance as of December 31, 2023 and 2022, respectively.
9. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of revenue	$158	$220
Sales and marketing(1)	3,622	564
Research and development	553	527
General and administrative	512	518
Total stock-based compensation expense	$4,845	$1,829
_______________
(1)Sales and marketing includes common stock warrant expense of $3.0 million recognized during the three months ended March 31, 2024. No common stock warrant expense was recognized during the three months ended March 31, 2023.
The Company capitalized an immaterial amount of stock-based compensation expense to capitalized software development costs during the three months ended March 31, 2024 and 2023. Unrecognized stock-based compensation expense for unvested restricted stock units and stock options as of March 31, 2024 was $26.0 million and is expected to be recognized over a weighted average period of 2.80 years.
Equity Incentive Plan
The 2011 Equity Incentive Plan (2011 Plan) permits employee grants of up to 14,957,531 shares of common stock as of March 31, 2024. The 2011 Plan provides for the grant of various stock awards to employees of the Company, including incentive stock options, nonqualified stock options, and restricted stock units (RSUs).

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock Options
The Company’s option awards typically vest over a three- or four-year period and expire 10 years from the grant date. The exercise price of the option awards is typically equal to the fair value of the Company’s common stock at the date of grant. As defined in the individual option award agreements, certain option awards provide for accelerated vesting if there is a sale of the Company and the outlined employees are terminated in a specific time period thereafter.
A summary of option activity for the three months ended March 31, 2024, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	4,516,612	$14.34	7.45	$75,915
Granted	184,148	31.15
Exercised	(187,777)	9.58
Forfeited or expired	(135,742)	18.12
Options outstanding as of end of period	4,377,241	$15.14	7.33	$70,096
Options vested and exercisable as of March 31, 2024	2,578,934	$13.26	6.53	$46,137
The total intrinsic value of stock options exercised during the three months ended March 31, 2024 was $4.0 million.
In July 2021, the Company granted stock option awards to our named executive officers in anticipation of an initial public offering in 2021. The stock options were scheduled to vest in equal monthly installments over the four-year period after the vesting commencement date (or in the case of one of the two awards granted to the CEO, the one-year anniversary of the vesting commencement date). The vesting commencement date for each award was the effectiveness of a registration statement on Form S-1 under the Securities Act. In March 2024, the awards were modified to accelerate the vesting by amending the vesting commencement date to be the grant date. The modification increased the fair value of the options by $3.0 million. During the three months ended March 31, 2024, no stock-based compensation expense was recognized for these stock options as the performance condition was not probable.
Upon closing of the IPO, certain options with liquidity event-based vesting conditions were satisfied, and the Company will recognize a cumulative stock-based compensation expense adjustment for which the service-based vesting condition had been satisfied. Refer to Note 14 – Subsequent Events for further information.
Restricted Stock Units
During the three months ended March 31, 2024, the Company granted RSUs to employees that vest upon the satisfaction of both a service condition and a liquidity event condition, collectively referred to as “double-trigger awards.” The service condition for the majority of these awards is satisfied over four years with awards vesting on each quarterly vesting date (defined as the first trading day on or after March 1, June 1, September 1, and December 1). The liquidity event condition is satisfied upon the occurrence of a qualifying event, defined as the earlier to occur of (i) a change of control or (ii) the first quarterly vest date after the expiration of the lock-up period following the completion of an IPO, subject in each instance to continued service to the Company. During the three months ended March 31, 2024, no stock-based compensation expense was recognized for RSUs.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
A summary of RSU activity for the three months ended March 31, 2024, is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	–	$–
Granted	305,172	31.15
Vested	–	–
Forfeited or expired	(700)	31.15
Unvested and outstanding as of March 31, 2024	304,472	$31.15

Upon the closing of the IPO, the Company will recognize a cumulative share-based compensation expense adjustment associated with the double-trigger awards for which a portion of the service period had been satisfied and vested through achievement of the liquidity event condition upon the IPO. Refer to Note 14 – Subsequent Events for further information.
10. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our income tax provision was $3.1 million for the three months ended March 31, 2024 compared to our income tax provision of $0.2 million for the three months ended March 31, 2023. Our effective income tax rate was 25.0% and (4.0)% for the three months ended March 31, 2024 and 2023, respectively. The variations in our effective tax rate from the U.S. federal statutory rate for the three months ended March 31, 2024 were primarily due to tax effects of stock-based compensation and the impact of U.S. research and development credits. The variations in our effective tax rate from the U.S federal statutory rate for the three months ended March 31, 2023 were primarily due to the valuation allowance.
11. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net income (loss)	$9,297	$(4,283)
Denominator:
Weighted average shares of common stock outstanding, basic	9,310,928	8,819,693
Plus: dilutive effect of stock options	1,799,915	–
Plus: dilutive effect of redeemable convertible preferred stock	17,245,954	–
Weighted average shares of common stock outstanding, diluted	28,356,797	8,819,693
Net income (loss) per share, basic	$1.00	$(0.49)
Net income (loss) per share, diluted	$0.33	$(0.49)

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
The following potentially dilutive common shares were excluded from the computation of diluted net income or loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended March 31,
	2024	2023
Stock options	386,359	4,776,024
RSUs	304,472	—
Unvested shares of restricted stock purchase	88,295	190,501
Redeemable convertible preferred stock	—	17,245,954
Common stock warrant	3,528,577	—
Total shares excluded from diluted net income (loss) per share	4,307,703	22,212,479
Potentially dilutive common shares with respect to the convertible notes are not presented in the table above, as no conditions required for conversion have occurred.
On April 22, 2024, the Company closed its IPO, in which it issued and sold 2,500,000 shares of its Class A common stock at a price of $88.00 per share. On that date, the Company’s 17,245,954 shares of outstanding redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock and $75.1 million of convertible notes automatically converted into 1,177,087 shares of Class A common stock. These shares will be included in the Company’s issued and outstanding Class A common stock starting on that date. In addition, an anti-dilution adjustment to the Walmart Warrant increased the number of shares of Class A common stock issuable under the warrant by 592,457 shares. Refer to Note 14 – Subsequent Events for further information.
12. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the three months ended March 31, 2024 and 2023, the Company spent a total of $1.6 million and $0.2 million, respectively. Amounts payable to Wilson Sonsini were $1.5 million as of March 31, 2024, and $1.0 million as of December 31, 2023.
Convertible Notes
The Company issued convertible notes to certain investors on March 24, 2022 (see Note 5 – Long-Term Debt). Convertible notes in the principal aggregate amount of $69.5 million were issued to Koch Disruptive Technologies, LLC (KDT), which was the sole purchaser of the Company’s Series D convertible preferred stock, the beneficial owner of more than 5% of the Company's outstanding capital stock, and was represented on the Company’s board of directors. Convertible notes in the principal aggregate amount of $0.1 million were also issued to WS Investment Company LLC (2022A), which is affiliated with Wilson Sonsini and is represented on the Company’s board of directors. Convertible notes in the principal aggregate amount of $0.5 million each were also issued to a then officer of the Company, an immediate family member of an officer and principal owner of the Company, and a trust to which an immediate family member of an officer and principal owner of the Company is a trustee.
Concurrently upon the closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of Class A common stock. At the time of the closing of the IPO, KDT was no longer represented on the Company’s board of directors. Refer to Note 14 – Subsequent Events for further information.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
13. Commitments and Contingencies
Letter of Credit
The Company has a standby letter of credit with Silicon Valley Bank in the amount of $0.8 million as of March 31, 2024 in conjunction with leased real estate. As of March 31, 2024, no amounts had been drawn, and the Company was in compliance with the covenants under the letter of credit.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgement as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of March 31, 2024 and December 31, 2023, the Company recorded an estimated tax reserve of $0.1 million and $0.6 million, respectively. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
14. Subsequent Events
Initial Public Offering
On April 22, 2024, the Company closed its IPO, in which it issued and sold 2,500,000 shares of Class A common stock at the IPO price. The Company received net proceeds of $197.5 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $9.3 million. The Selling Stockholders offered an additional 4,060,700 shares of Class A common stock at the IPO price in a secondary offering, for which the Company received no proceeds. In connection with the secondary offering, on April 25, 2024, the underwriters for the IPO exercised their option to purchase an additional 984,105 shares of Class A common stock from the Selling Stockholders at the IPO price less underwriting discounts and commissions, with all proceeds going to the Selling Stockholders.
The following transactions occurred in connection with the IPO:
Capital Stock Conversion
Immediately prior to the effectiveness of the filing of our amended and restated certificate of incorporation (Restated Certificate) filed in connection with the IPO, the Company’s 17,245,954 shares of outstanding redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock.
Common Stock Reclassification
In connection with the filing of our Restated Certificate, 9,511,741 shares of common stock were reclassified into an equal number of shares of Class A common stock.
Class B Stock Exchange
Immediately following the effectiveness of the filing of our Restated Certificate and common stock reclassification, 3,668,427 shares of the Company’s Class A common stock outstanding and beneficially owned by Bryan Leach, Chief Executive Officer and President, and certain related entities were exchanged for an equivalent number of shares of the Company’s Class B common stock. Each share of Class B common stock is entitled to 20 votes and is convertible at any time into one share of Class A common stock.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Convertible Notes Conversion
Concurrently upon closing of the IPO, $75.1 million of convertible notes automatically converted into 1,177,087 shares of Class A common stock. The conversion will be accounted for as a debt extinguishment, resulting in the recognition of a $9.6 million loss on extinguishment that represents the difference between the fair value of the shares issued and the carrying value of the notes and the embedded derivative liability. Prior to the extinguishment, a $1.4 million loss will be recognized from the change in fair value of the embedded derivative liability.
Stock-Based Compensation
In connection with the IPO, stock-based compensation expense associated with certain equity awards were impacted as follows:
Stock Options
Certain stock option awards previously granted to executives of the Company include a liquidity event-based vesting condition satisfied upon the effectiveness of a registration statement on Form S-1 under the Securities Act. The liquidity event-based vesting condition was satisfied on April 17, 2024 in connection with our IPO. We will record a $11.4 million cumulative stock-based compensation expense adjustment using the accelerated attribution method for which the service-based vesting condition had been satisfied.
Anti-Dilution Adjustment to Common Stock Warrant
In accordance with the non-discretionary anti-dilution provision of the Walmart Warrant, concurrently upon closing of the IPO, the number of shares exercisable increased by an amount equal to 12.4% of the total increase of the Company’s fully diluted capitalization since issuance. The Walmart Warrant shares increased by 592,457 shares to a new total of 4,121,034 shares, following the issuance of 1,177,087 shares of our Class A common stock upon the automatic conversion of the convertible notes and after taking into account option and restricted stock unit grants made following the issuance of the Walmart Warrant. The adjustment under the anti-dilution provision represents a modification under ASC 718 and $17.5 million of incremental stock-based compensation expense will be recorded.
Restricted Stock Units
On April 17, 2024, the Company issued 392,625 double-trigger awards to certain executives. As a result of the IPO, the liquidity event condition associated with all double-trigger awards was deemed probable as of the effectiveness of the registration statement on Form S-1 under the Securities Act on April 17, 2024. The Company will record a $2.6 million cumulative stock-based compensation expense adjustment using the accelerated attribution method associated with the double-trigger awards for which a portion of the service period had been satisfied and vested through achievement of the liquidity event condition upon the IPO.
On April 17, 2024, the Company issued a target number of RSUs to the CEO, totaling 125,216 RSUs, subject to both a service condition and a market condition. The market condition associated with the award is based on the performance of the Company’s total shareholder return (TSR) relative to the TSRs of the companies in the Russell 2000 Index during the performance period from the date of grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. For purposes of calculating TSR, Company’s starting price will be the IPO price and the starting price for each company in the index will be the period of 60-trading days ending on the award’s grant date, and the ending price for us and for each company in the index will be the average closing price for the period of 60-trading days ending on the last day of the performance period.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
On April 17, 2024, the Company issued 27,270 RSUs to certain non-employee directors that vest annually over three years.
Equity Incentive Plans
In connection with the IPO, the 2011 Plan was terminated effective immediately prior to the effectiveness of the 2024 Equity Incentive Plan (2024 Plan) with no impact to outstanding awards previously granted. The 2024 Plan became effective on April 17, 2024, the date of the Prospectus. The 2024 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to eligible employees, directors, and consultants.
Additionally, the Company’s board of directors adopted and approved the 2024 Employee Stock Purchase Plan (ESPP), and the ESPP became effective on April 17, 2024, the date of the Prospectus. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise, to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase Class A common stock at a discounted price per share. There are 715,000 shares of Class A common stock reserved for issuance under the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited annual financial statements and related notes for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on April 18, 2024, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Prospectus). The following discussion contains forward-looking statements that reflect our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part II, Item 1A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
Ibotta is a technology company that allows consumer packaged goods (CPG) brands to deliver digital promotions to over 200 million consumers through a single, convenient network called the Ibotta Performance Network (IPN). We are pioneers in success-based marketing; we only get paid when our client’s promotion results in a sale, not when a consumer merely views or clicks on the promotion. We have built the largest digital item-level promotions network in the United States by forming strategic relationships with major retailers such as Walmart Inc., a Delaware corporation (Walmart), Dollar General Corporation, a Tennessee corporation (Dollar General), and Family Dollar, a Virginia corporation (Family Dollar), which use our digital offers to power their loyalty programs on a white-label basis. Through the IPN, our clients can also reach millions more consumers on our widely used rewards app digital properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, Ibotta D2C).
Initial Public Offering
On April 17, 2024, our registration statement on Form S-1 (File No. 333-278172) related to our initial public offering (IPO) was declared effective by the SEC, and our Class A common stock began trading on the New York Stock Exchange (NYSE) on April 18, 2024. Our IPO closed on April 22, 2024. As a result, our condensed financial statements as of March 31, 2024 do not reflect the impact of our IPO. For additional information, see Note 14 – Subsequent Events to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impact of Macroeconomic Conditions
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, geopolitical events, including the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, or decreases in consumer spending power or confidence, are likely to result in a decline in client spending which could adversely affect the number of offer redemptions.
Management continues to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, and workforce. For more information on risks associated with macroeconomic conditions, see the risk factor titled “Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously and could continue to adversely affect our business, financial condition, results of operations, and prospects.”

Financial and Operational Highlights

	Three months ended March 31,
	2024	2023

	(in thousands, except percentages and per redeemer figures)
Redemptions(1)	71,466	43,273
Redeemers(1)	12,487	4,682
Redemptions per redeemer(1)	5.7	9.2
Redemption revenue per redemption(1)	$0.95	$0.96
Revenue	$82,327	$57,691
Gross profit	$71,812	$46,441
Gross margin	87%	80%
Net income (loss)	$9,297	$(4,283)
Net income (loss) as a percent of revenue	11%	(7)%
Adjusted EBITDA(1)	$22,659	$2,504
Adjusted EBITDA margin(1)	28%	4%
______________
(1)See section “Performance Metrics and Non-GAAP Measures” for more information and a reconciliation to the most directly comparable GAAP financial measure.
Performance Metrics and Non-GAAP Measures
We use the following key performance metrics and non-GAAP measures to help us evaluate our business, identify trends affecting our performance, and make strategic decisions. For more information regarding how we use non-GAAP measures in our business, the limitations of these measures, and a reconciliation of these measures to the most directly comparable GAAP financial measures, refer to the section titled “Non-GAAP Measures.”
Note that certain figures shown within this section may not recalculate due to rounding.
Performance Metrics
The performance metrics below are presented in two categories: direct-to-consumer (D2C) and third-party publishers, which sum to the total metric. The underlying trends and drivers of our D2C business often vary from those of our third-party publisher business. Our D2C business caters to consumers who are focused on savings, irrespective of the retailer. Our third-party publisher business tends to reach consumers who may be more loyal to a specific retailer and are engaging with offers powered by Ibotta’s technology platform. The explanation of the changes in the total metric can be found in the D2C and third-party publishers sections.

	Three months ended March 31,
	2024	2023

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	27,675	31,687
Third-party publisher redemptions	43,791	11,586
Total redemptions	71,466	43,273
Redeemers:
Direct-to-consumer redeemers	1,928	1,948
Third-party publisher redeemers	10,559	2,734
Total redeemers	12,487	4,682
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	14.4	16.3
Third-party publisher redemptions per redeemer	4.1	4.2
Total redemptions per redeemer	5.7	9.2
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.19	$1.05
Third-party publisher redemption revenue per redemption	$0.80	$0.73
Total redemption revenue per redemption	$0.95	$0.96

Redemptions
A redemption is a verified purchase of an item qualifying for an offer by a client on the IPN. The number of redemptions are an indicator of the scale and consumer engagement of our business, as well as the value we bring to our clients and publishers. Generally, redemptions grow as we increase budget with existing clients and/or add new CPG brands as clients. In addition, redemptions grow from adding publishers and redeemers, and/or increasing engagement from existing redeemers.
D2C redemptions are redemptions on any Ibotta D2C property. Third-party publisher redemptions are redemptions on all publishers excluding the Ibotta D2C properties, namely our retailer publishers.
Ibotta D2C redemptions
For the three months ended March 31, 2024 compared to the same period in 2023, D2C redemptions were approximately 27.7 million and 31.7 million, respectively. The year-over-year decrease was driven by a decrease in the offers available.
Third-party publisher redemptions
For the three months ended March 31, 2024 compared to the same period in 2023, our third-party publisher redemptions were approximately 43.8 million and 11.6 million, respectively, primarily driven by the expansion of redemptions through Walmart, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in the third quarter of 2023.
Total redemptions
For the three months ended March 31, 2024 compared to the same period in 2023, total redemptions were 71.5 million and 43.3 million, respectively.

Redeemers
Redeemers are defined as consumers who have redeemed at least one digital offer within the quarter. If one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. Redeemers are an indicator of the scale and growth of our business, as the number of redeemers typically drives our revenue and is an indication of our ability to grow redemptions.
D2C redeemers are consumers who have redeemed at least one digital offer on any Ibotta property within the quarter. Third-party publisher redeemers are consumers who have redeemed at least one digital offer on any publisher property that is not an Ibotta property, namely our retailer publishers.
Ibotta D2C redeemers
For the three months ended March 31, 2024 compared to the same period in 2023, D2C redeemers were 1.9 million and 1.9 million, respectively.
Third-party publisher redeemers
For the three months ended March 31, 2024 compared to the same period in 2023, third-party publisher redeemers were approximately 10.6 million and 2.7 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. The primary driver of growth the three months ended March 31, 2024 is driven by the expansion of the Walmart program, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in the third quarter of 2023.
Total redeemers
For the three months ended March 31, 2024 compared to the same period in 2023, total redeemers were approximately 12.5 million and 4.7 million, respectively.
Redemptions per redeemer
Redemptions per redeemer are the redemptions divided by the redeemers in that period. This metric is useful as redemptions per redeemer is an indication of our redeemers’ level of engagement with our platform. We aim to grow redemptions from our redeemers by expanding the breadth of offers available and increasing engagement by continuing to improve the consumer experience. In general, redemptions per redeemer are driven by rewards content. For new redeemers, redemption frequency initially increases before stabilizing. Our D2C business caters to consumers who are focused on savings, irrespective of the retailer. Our third-party publisher business tends to reach consumers who may be more loyal to a specific retailer and are engaging with offers powered by Ibotta’s technology platform.
Ibotta D2C redemptions per redeemer
For the three months ended March 31, 2024 compared to the same period in 2023, D2C redemptions per redeemer were approximately 14.4 and 16.3, respectively, due to the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions per redeemer
For the three months ended March 31, 2024 compared to the same period in 2023, third-party publisher redemptions per redeemer were approximately 4.1 and 4.2, respectively.
Total redemptions per redeemer
For the three months ended March 31, 2024 compared to the same period in 2023, total redemptions per redeemer were approximately 5.7 and 9.2, respectively.

Redemption revenue per redemption
Redemption revenue per redemption is the redemption revenue divided by the number of redemptions. Redemption revenue per redemption is an indication of our fee, which is generally charged as a fixed dollar amount per redemption. In any period, our redemption revenue per redemption can fluctuate based on the category mix of offers being redeemed and the impact of inflation on a product’s MSRP. Category mix can be impacted by factors such as seasonal promotions, including back-to-school items in the third quarter or holiday promotions on grocery and food items in the fourth quarter of each year. Our fee is generally charged as a fixed dollar amount per redemption based on the retail price of the specific item being promoted.
D2C redemption revenue per redemption represents redemption revenue generated from offers on any Ibotta property divided by the redemptions on any Ibotta property in that period. Third-party publisher redemption revenue per redemption represents redemption revenue generated from offers on all publishers other than those on Ibotta properties divided by redemptions on all publishers other than those on Ibotta properties. Refer to “Results of Operations” for the disaggregation of revenue by Ibotta D2C and third-party publisher.
Ibotta D2C redemption revenue per redemption
For the three months ended March 31, 2024 compared to the same period in 2023, D2C redemption revenue per redemption was $1.19 and $1.05, respectively, driven primarily by offer mix.
Third-party publisher redemption revenue per redemption
For the three months ended March 31, 2024 compared to the same period in 2023, third-party publisher redemption revenue per redemption was $0.80 and $0.73, respectively, driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended March 31, 2024 compared to the same period in 2023, total redemption revenue per redemption was $0.95, and $0.96, respectively.
Non-GAAP Measures
To supplement our condensed financial statements prepared and presented in accordance with U.S. generally accepted accounting policies (GAAP), we use certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA margin.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. These non-GAAP measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, but are included solely for informational and comparative purposes. Non-GAAP financial measures are subject to limitations and should be read only in conjunction with our condensed financial statements prepared in accordance with GAAP. In light of these limitations, management also reviews the specific items that are excluded from our non-GAAP measures, as well as trends in these items.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss), adjusted to exclude interest expense, net, depreciation and amortization expense, stock-based compensation expense, change in fair value of derivative, loss on equity investment, provision for income taxes, and other expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
Adjusted EBITDA and Adjusted EBITDA margin are used by our management team as additional measures of our performance for purposes of business decision-making, including managing expenditures and developing budgets. Period-over-period comparisons of Adjusted EBITDA and Adjusted EBITDA margin help our management team identify additional trends in our financial results that may not be shown solely by comparisons of net income (loss) and net income (loss) as a percentage of revenue, respectively. In addition, we may use Adjusted EBITDA and Adjusted EBITDA margin in the incentive compensation programs applicable to some of our employees in order to evaluate our performance.
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin for each of the periods presented (in thousands, except percentages):

	Three months ended March 31,
	2024	2023

Net income (loss)	$9,297	$(4,283)
Interest expense, net	1,805	1,672
Depreciation and amortization (1)	1,909	1,615
Stock-based compensation (2)	4,845	1,829
Change in fair value of derivative	1,700	1,500
Provision for income taxes	3,101	166
Other expense, net (3)	2	5
Adjusted EBITDA	$22,659	$2,504
Revenue	$82,327	$57,691
Net income (loss) as a percent of revenue	11%	(7)%
Adjusted EBITDA margin	28%	4%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended March 31, 2024 and 2023 was $0.9 million and $0.9 million, respectively.
(2)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of revenue	$158	$220
Sales and marketing	3,622	564
Research and development	553	527
General and administrative	512	518
Total stock-based compensation	$4,845	$1,829
(3)Other expense, net is comprised of loss (gain) on disposal of assets and penalties.
Breakage Benefit
On our balance sheet, we have a user redemption liability balance that is an accumulation of direct-to-consumer redeemers’ account balances net of estimated breakage. Consumers’ accounts that have no activity for six months are considered inactive and charged a $3.99 per month maintenance fee (i.e., breakage) until the balance is reduced to zero or new activity ensues. Every month the user redemption liability increases by the amount credited to D2C redeemers for redemptions and is offset by D2C redeemer cash outs, actual inactivity maintenance fees, and estimated breakage. We estimate breakage at the time of user redemption and reduce the user redemption liability accordingly.
In 2023, we made an update to fix a software error to correctly charge maintenance fees to all inactive D2C redeemers on a go-forward basis. This change resulted in a short-term benefit to U.S. GAAP revenue in 2023. For the three months ended March 31, 2023, the breakage benefit to revenue totaled $1.2 million. There was no breakage benefit associated with the three months ended March 31, 2024. D2C redemption revenue declined 1% period-over-period; excluding the breakage benefit, D2C redemption revenue growth would have been 3%. Revenue growth period-over-period was 43%; excluding the breakage benefit, revenue growth would have been 46%.
Components of Results of Operations
Revenue
We provide a platform to CPG brands to deliver digital promotions to consumers. The majority of our revenues are derived from the fees we charge to clients when consumers redeem offers on the IPN by purchasing promoted products. We also derive revenue from the sale of ad products to customers to promote their offers, as well as from data products.
We expect our redemption revenue to increase as a percentage of revenue for the foreseeable future as we continue to grow the IPN.
Cost of revenue
Cost of revenue consists primarily of personnel-related costs attributable to personnel in our engineering department who maintain our platform, data hosting costs, certain user award costs net of breakage, amortization of platform-related software development costs, revenue share with third-party publishers, software licensing costs, and processing fees. Personnel-related costs include salaries, benefits, stock-based compensation, and bonuses. User award costs net of breakage recorded in cost of revenue are associated with awards earned from gift card purchases and sponsored user awards earned from watching an advertising video. Breakage represents the undistributed earnings of consumers never expected to be cashed out due to inactivity. User award costs also include user awards that are cashed out and subsequently identified as violating our terms of use.
We expect that cost of revenue will increase as we continue to invest in our infrastructure and acquire new publishers and customers.
Operating expenses
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, self-funded user awards, net of the related breakage, media spend, B2B marketing, common stock warrant expense, software licensing costs, market research, and public relations. Self-funded user awards are awards related to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy. Personnel-related costs include salaries, bonuses, benefits, taxes, stock-based compensation, and travel.
We expect that sales and marketing may increase for the foreseeable future as we continue to invest in marketing efforts to increase engagement and brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over time due to growth in revenue from third-party publishers.
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, professional fees, and impairment of certain capitalized software development costs. Personnel-related costs include salaries, benefits, bonuses, taxes, stock-based compensation, and travel. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred in research and development expenses. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development may increase for the foreseeable future as we focus on further improvements to, and maintenance of, our platform. However, we expect our research and development expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, software licensing costs, professional fees for external legal, accounting and other consulting services, facilities costs, corporate insurance, taxes and licenses, and bad debt. Personnel-related costs include salaries, benefits, taxes, bonuses, stock-based compensation, and travel.
We expect to increase the size of our general and administrative function to support the growth of our business and may incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. However, we expect our general and administrative expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
We expect additional operating expenses following the IPO due to stock-based compensation expenses associated with stock awards for which liquidity event-based vesting conditions will be satisfied or probable upon such effectiveness.
Depreciation and amortization
Depreciation and amortization consists of depreciation of property and equipment and amortization of intangible assets, including infrastructure-related software development costs and acquired technology.
Interest expense, net
Interest expense, net consists of interest expense incurred on outstanding debt instruments, net of interest income earned on cash and cash equivalents.
Other expense, net
Other expense, net consists primarily of gains and losses incurred on both the convertible notes derivative liability and disposals of assets and leases and penalties.
Provision for income taxes
Provision for income taxes consists primarily of income taxes related to state jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, we have a full valuation allowance reserved against such assets. Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release the valuation allowance within the next 12 months. However, our judgment regarding future earnings and the exact timing of the valuation allowance release is subject to change due to many factors, including future market conditions and the ability to successfully execute our business plans.

Results of Operations
The following tables set forth our results of operations in dollars for each of the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Revenue	$82,327	$57,691
Cost of revenue(1)	10,515	11,250
Gross profit	71,812	46,441
Operating expenses(1):
Sales and marketing	28,129	21,602
Research and development	13,641	11,695
General and administrative	13,154	13,334
Depreciation and amortization	983	752
Total operating expenses	55,907	47,383
Income (loss) from operations	15,905	(942)
Interest expense, net	(1,805)	(1,672)
Other expense, net	(1,702)	(1,503)
Income (loss) before provision for income taxes	12,398	(4,117)
Provision for income taxes	(3,101)	(166)
Net income (loss)	$9,297	$(4,283)
_______________
(1)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of revenue	$158	$220
Sales and marketing	3,622	564
Research and development	553	527
General and administrative	512	518
Total stock-based compensation	$4,845	$1,829

Comparison of the three months ended March 31, 2024 and 2023
Revenue

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Direct-to-consumer revenue
Redemption revenue	$32,982	$33,271	$(289)	(1)%
Ad & other revenue	14,338	15,988	(1,650)	(10)%
Total direct-to-consumer revenue	47,320	49,259	(1,939)	(4)%
Third-party publishers revenue
Redemption revenue	35,007	8,432	26,575	315%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	35,007	8,432	26,575	315%
Total
Redemption revenue	67,989	41,703	26,286	63%
Ad & other revenue	14,338	15,988	(1,650)	(10)%
	$82,327	$57,691	$24,636	43%
Total redemption revenue increased $26.3 million, or 63%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to a $26.6 million increase in revenue from third-party publisher properties, partially offset by a $0.3 million decrease in revenue from the Ibotta D2C properties. The increase in revenue from third-party publishers is primarily driven by the expansion of revenue related to Walmart and Dollar General. Walmart initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in the third quarter of 2023. Dollar General launched in the third quarter of 2023.
Ad & other revenue decreased $1.7 million, or 10%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to a shift in CPG client spend from ad products to redemption revenue and the deprecation of our consumer insights business.
Cost of Revenue

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of revenue	$10,515	$11,250	$(735)	(7)%
Cost of revenue decreased $0.7 million, or 7%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to a $1.2 million decrease in personnel-related expenses resulting from an increase in capitalized labor, partially offset by a $0.3 million increase in data hosting costs and $0.2 million increase in revenue share.

Sales and marketing

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Sales and marketing	$28,129	$21,602	$6,527	30%
Sales and marketing increased $6.5 million, or 30%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to increases of $3.0 million in stock-based compensation expense related to the common stock purchase warrant that we issued to Walmart on May 17, 2021 (Walmart Warrant), $2.6 million in B2B marketing, and $2.2 million in media spend, partially offset by a $1.3 million decrease in self-funded user awards. The increases in B2B marketing and media spend were driven by campaigns to build company brand awareness, while the decrease in self-funded user awards resulted from a shift in marketing strategy.
Research and development

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Research and development	$13,641	$11,695	$1,946	17%
Research and development increased $1.9 million, or 17%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to a $2.0 million increase in personnel-related expenses driven by an increase in headcount to support our growth.
General and administrative

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$13,154	$13,334	$(180)	(1)%
General and administrative decreased $0.2 million, or 1%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due primarily to a decrease in professional fees, that was largely offset by increases in corporate insurance and personnel-related costs.
Depreciation and amortization

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Depreciation and amortization	$983	$752	$231	31%
Depreciation and amortization increased $0.2 million, or 31%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in capitalized software development costs.

Interest expense, net

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$1,805	$1,672	$133	8%
Interest expense, net, increased $0.1 million, or 8%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to an increase in the SOFR interest rate on our outstanding convertible notes, largely offset by an increase in interest income on cash and cash equivalents.
Other expense, net

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Other expense, net	$1,702	$1,503	$199	13%
Other expense, net, increased $0.2 million, or 13%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in the fair value adjustment on our convertible notes derivative liability.
Provision for income taxes

	Three months ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Provision for income taxes	$3,101	$166	$2,935	NM(1)
_______________
(1)NM - not meaningful
Provision for income taxes increased $2.9 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to profitability in the current year.
Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity included $79.5 million of cash and cash equivalents and $50.0 million of available capacity under a revolving line of credit.
Our primary cash needs are for personnel-related expenses, sales and marketing expenses, user award payables, data hosting costs, and software licensing costs. We believe our existing liquidity will be sufficient to meet our projected operating and capital requirements for at least the next 12 months. Our future cash requirements will depend on many factors, including our pace of growth, the timing and extent of spend to support research and development efforts, the timing of cash collected from clients, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the continuing market acceptance of the platform. As a result of these and other factors, we may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Further, recent volatility in the global financial markets due to heightened inflation, rising interest rates, and geopolitical events, could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when desired, our business, financial condition, results of operations, and prospects would be adversely affected.
2021 Credit Facility
On November 3, 2021, we executed the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, which consists of a $50.0 million revolving line of credit with a maturity date of November 3, 2025 (as amended, the 2021 Credit Facility). In the event of a public offering, the maturity date of the 2021 Credit Facility will be extended to November 3, 2026. As of March 31, 2024, we had no outstanding borrowings under the 2021 Credit Facility and $50.0 million of unused borrowings available.
Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of March 31, 2024 were fully exercised, the warrants could provide up to $136.1 million in proceeds to us, subject to certain adjustments. However, the exercisability of a portion of the Walmart Warrant is subject to certain performance conditions and we cannot make assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 7 - Redeemable Convertible Preferred Stock, Common Stock, Restricted Stock Purchase, and Common Stock Warrant to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$19,366	$2,692
Net cash (used in) provided by investing activities	(2,467)	9,494
Net cash provided by financing activities	9	260
Net change in cash and cash equivalents	$16,908	$12,446
Operating Activities
Net cash provided by operating activities increased $16.7 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was largely a result of a $13.6 million increase in net income driven by an increase in revenue, adjusted for a $3.1 million increase in non-cash charges primarily driven by stock-based compensation expense for the Walmart Warrant.
Our collection cycles can vary based on payment practices from our clients, and we are required to pay our third-party publishers within a contractual timeframe, regardless of whether we have collected payment from our client. As a result, timing of cash receipts related to accounts receivable and due to third-party publishers can significantly impact our cash provided by (used in) operating activities for any period.
Investing Activities
Net cash used in investing activities decreased $12.0 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by a $10.5 million decrease in maturities of short-term investments and a $1.3 million increase in additions to capitalized software development costs.
Financing Activities
Net cash provided by financing activities decreased $0.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by a $1.7 million increase in deferred offering costs, partially offset by a $1.5 million increase in proceeds from the exercise of stock options.
Material Cash Requirements
Operating leases
Our operating lease commitments include our corporate offices. As of March 31, 2024, we had noncancellable lease obligations of $2.9 million, of which $1.8 million is payable within 12 months. For additional discussion on our operating leases, refer to Note 10 – Operating Leases to our audited consolidated financial statements included in the Prospectus.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect the underlying business and economic events. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.
Item 4. Mine Safety Disclosures
Not applicable.

Recent Accounting Pronouncements
See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to our condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflation.

Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and floating rate debt. As of March 31, 2024, we had cash and cash equivalents of $79.5 million, which consists of cash on hand and highly liquid investments in money market instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Our convertible notes and line of credit bear interest at floating interest rates. Accordingly, if we incur debt in the future, including under the 2021 Credit Facility, rising interest rates could increase our borrowing costs.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, results of operations, or prospects.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosures controls were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from activities in the normal course of business. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, and prospects. Defending any legal proceeding is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock.
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to continue to be profitable.
•Our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the Ibotta Performance Network (IPN), or if our publishers experience (as they have previously) downturns, store closures, or failures of their own businesses, or fail to adopt our additional offerings or fulfillment methods.
•We are also dependent on our publishers to take steps to integrate with the IPN and to maximize and encourage offer redemption, including decisions relating to user experience and design, marketing, and proper maintenance of their technology.
•If we fail to maintain or grow offer redemptions on our network, our revenues and business may be negatively affected.
•Our business, financial condition, results of operations, and prospects will suffer if specific products or groups of products identified by particular names and owned by a company that sells consumer packaged goods, including in the grocery and general merchandise categories (CPG brands (or brands)) do not use our network for digital promotions.
•We may not be able to sustain our revenue growth rate in the future.
•We provide content to publishers indirectly through third-party technology partners and our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with such third-party technology partners.
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.
•Competition presents an ongoing threat to the success of our business.
•Our business, financial condition, results of operations, and prospects will suffer if we do not renew, maintain, and expand our relationships with retailers.
•If we fail to effectively manage our growth, our business, financial condition, results of operations, and prospects could be adversely affected.

•We have a limited operating history and operate in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We are making substantial investments in our technologies, and if we do not continue to innovate and further develop our platform, our platform developments do not perform, or we are not able to keep pace with technological developments, we may not remain competitive, and our business and results of operations could suffer.
•We have previously identified material weaknesses in our internal controls over financial reporting and if we are unable to maintain effective internal controls or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business, financial condition, results of operations, and prospects.
•The dual class stock structure of our common stock concentrates voting control with Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, which will generally preclude our stockholders’ ability to influence the outcome of matters submitted to our stockholders for approval, subject to limited exceptions, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.
•Although we do not expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we expect to have the right to use such exemption, and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
Risks Related to our Business
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to continue to be profitable.
We have a history of net losses. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of December 31, 2023, we had an accumulated deficit of $209.2 million. While we achieved profitability for the fiscal year ended December 31, 2023, we may not be able to continue to be profitable. We expect our costs will increase over time as we expect to invest significant additional funds towards growing our business and operating as a public company. See the risk factor below titled “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be adversely affected.
Our ability to maintain profitability is impacted by growth in our network and our ability to drive operational efficiencies in our business. Our efforts to maintain profitability may not succeed due to factors such as evolving consumer behavior trends in shopping, consumer engagement, and retention; our ability to maintain and expand our relationships with publishers, CPG brands, and retailers; our ability to hire and retain highly skilled personnel; unfavorable macroeconomic conditions (such as inflationary pressures); our ability to effectively scale our operations; and the continuing evolution of the industry. Many of these factors are beyond our control.

Our ability to maintain profitability also depends on our ability to manage our costs. We have expended and expect to continue to expend substantial financial and other resources to:
•increase the engagement and investment levels of publishers, CPG brands, retailers, and consumers;
•increase the number and variety of publishers that participate in the IPN, including retailer publishers;
•grow our sales force, which we expect will increase our sales and marketing expense in the foreseeable future;
•negotiate favorable revenue sharing terms with third-party publishers;
•drive adoption of Ibotta through marketing and incentives and increase awareness through brand campaigns; and
•invest in our operations to continue scaling our business to achieve and sustain long-term efficiencies.
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the industry. Any failure to adequately increase revenue or manage operating costs could prevent us from maintaining profitability. In addition, we may make concessions to publishers, CPG brands, and retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. As a result, the impact of concessions on our financial results may continue into future periods or have greater impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in shopping. For example, we expect that sales and marketing will increase for the foreseeable future, primarily stemming from increased headcount and marketing efforts. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the direct-to-consumer (D2C) shopping experience, customer support, and consumer acquisition and onboarding costs. Our efforts to encourage the growth of loyalty programs on third-party publishers’ apps and websites may cause fewer consumers to use our D2C properties, leading to a loss of revenue and adversely affecting our financial position. We will also face greater compliance costs associated with the increased scope of our business and being a public company.
We may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors, including as we expand our business, execute on strategic initiatives, and navigate macroeconomic uncertainty, which may result in losses or a failure to generate profitable growth in future periods.
As such, due to these factors and others described in this “Risk Factors” section, including the risk factor titled, “We may not be able to sustain our revenue growth rate in the future,” we may not be able to maintain profitability or generate profitable growth in the future. If we are unable to maintain profitability, the value of our business and the trading price of our Class A common stock may be negatively impacted.
Our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN, or if our publishers experience (as they have previously) downturns, store closures, or failures of their own businesses, or fail to adopt our additional offerings or fulfillment methods.
Our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to Walmart Inc., a Delaware corporation (Walmart), Dollar General Corporation, a Tennessee corporation (Dollar General), Shell plc, a United Kingdom public limited company (Shell), Exxon Mobil Corporation, a New Jersey corporation (Exxon), The Kroger Co., an Ohio corporation (Kroger), and other retailers. We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with such publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to form new partnerships with publishers, and our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations, and prospects.
We match and distribute our digital offers through large retailer publishers, grocery retailers, and our D2C properties. If we do not renew, maintain, and expand these relationships or add new publishers, our business will be negatively affected. We rely heavily on our publishers to match and distribute our digital promotions content, with a substantial portion of our white-label redemptions originating from offer selections on their websites and mobile applications. In particular, the Walmart Program Agreement we entered into with Walmart on May 17, 2021 (Walmart Program Agreement) is a multi-year arrangement and automatically renews for successive 24 month periods unless either party provides notice of termination at least 180 days prior to the expiration of the applicable period. The Walmart Program Agreement can be terminated by Walmart with at least 270 days’ notice to us (provided that Walmart cannot replace us during the then-remaining term of the Walmart Program Agreement with a digital offers program created by Walmart or a third party), and may be terminated under certain circumstances, including for material breach by either party. If Walmart terminated or elected not to renew the Walmart Program Agreement with us, our business, financial condition, results of operations, and prospects would be adversely affected.
Publishers may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal. Our inability to maintain our relationships with our publishers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise adversely affect our business, financial condition, results of operations, and prospects. Retailer consolidation may also result in a decrease in or cessation of engagement with Ibotta, or result in Ibotta receiving less favorable contract terms with the consolidated entity. Publishers have and could in the future also experience downturns, store closures, or failures (including due to macroeconomic pressures) of their own businesses, fail to adopt our additional offerings or fulfillment methods, or cease using Ibotta altogether for many reasons.
We are also dependent on our publishers to take steps to integrate with the IPN and to maximize and encourage offer redemption, including decisions relating to user experience and design, marketing, and proper maintenance of their technology.
We are dependent on publishers to integrate to the IPN since publishers have a significant amount of control over their integration to the IPN, including their user experience and marketing. We are also dependent on publishers’ timelines, and the amount of time, effort, and support provided by publishers and publishers’ third-party service providers to implement the IPN and to maintain their technology to support the IPN after integration, all of which can vary for each publisher. Certain decisions by publishers could result in an unsuccessful integration of a publisher to the IPN, lower user experience, or delay the addition of a publisher to the IPN, which would negatively impact our business, financial condition, results of operations, and prospects.

We are also highly dependent on our publishers’ efforts to promote their loyalty programs and decisions they make relating to their loyalty programs, and we have limited ability, if any, to control and predict such decisions by publishers. We cannot control, and in many cases cannot predict, the timing of various publisher initiatives, such as the marketing of their loyalty programs, which may have an outsized impact on the number of redemptions occurring on their properties. For example, a failure of publishers to increase awareness and usage of offers on their loyalty programs could result in a reduced number of redemptions on our network.
If we fail to maintain or grow offer redemptions on our network, our revenues and business may be negatively affected.
Both the redeemers and our redeemers’ level of redemptions are critical to our success. As of March 31, 2024, total redeemers were approximately 12.5 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have in the past experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business may suffer. If we are unable to maintain and expand the use by consumers of digital promotions in our network or if we do not do so to a greater extent than our competitors, publishers, CPG brands, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
Any number of factors can negatively affect growth in the number of redeemers, redemptions per redeemer, and redemptions on our network, including if:
•our publishers, CPG brands, and retailers reduce, suspend, or terminate their relationship with us;
•we are unable to convince consumers of the value of the IPN and publishers of the value of white-label retailer loyalty programs that leverage our offers and technology;
•our publishers, CPG brands, and retailers do not devote sufficient time, resources, or funds to the promotion of our network and marketing of our digital promotions;
•CPG brands reduce their investment in offers and offer inventory suffers, which could occur for a variety of reasons, including reduced marketing budgets or supply chain disruptions, which have occurred from time to time with our CPG brands;
•we are unable to provide a broad range of valuable offers;
•we are unable to deliver a user-friendly experience to consumers;
•consumers increasingly use competitors’ platforms;
•consumers have difficulty installing, updating, or otherwise accessing our platform as a result of actions by us or third parties;
•there are concerns over consumer data practices, concerns about the nature of content made available on our products and offerings, or concerns related to privacy, security, or other factors;
•we are unable to manage and prioritize offers to ensure consumers are presented with offers that are appropriate, interesting, useful, and relevant to them;
•we adopt terms, policies, or procedures related to areas such as sharing, content, consumer data, or advertising, or we take, or fail to take, actions to enforce our policies, that are perceived negatively by consumers;

•we undertake initiatives designed to attract and retain consumers, including the use of new technologies such as Artificial Intelligence (AI), that are unsuccessful or discontinued;
•we fail to provide adequate customer service to our publishers, CPG brands, retailers, and consumers; and
•we are unable to keep up with the rapid growth of the IPN, which could exhaust CPG brand offers too quickly, diminish the number of available offers, and reduce value for consumers.
From time to time, certain of these factors have negatively affected our redeemer and redemption growth. We need to ensure that our platform is convenient, rewarding, trustworthy, and personalized, and that we offer the most competitive offers within our ecosystem. If we are unable to successfully address these factors as we encounter them, or if we are unable to maintain or increase our redeemers and redemptions, it could have a material adverse impact on our business, financial condition, results of operations, and prospects.
Our business, financial condition, results of operations, and prospects will suffer if CPG brands do not use our network for digital promotions.
As of December 31, 2023, we have over 850 different clients. The success and scale of our network depend on our strategic relationships with CPG brands. If we are not able to attract consumers, including through third-party publishers’ white-label loyalty programs, CPG brands may not be willing to use our network for digital promotions. If we do not renew, maintain, and expand these relationships or add new CPG brands, we may not be able to grow our redemptions and our business will be negatively affected.
If our CPG brands terminate or reduce their relationships with us, or suspend, limit, or cease their operations or otherwise, our business, financial condition, results of operations, and prospects will suffer. From time to time, our CPG brands have reduced their investments with us. Also, since our contracts with CPG brands are generally less than one year long, there is a risk that CPG brands will not renew their contracts with us, which would also negatively affect our business, potentially materially.
If our CPG brands choose to materially alter the breadth, depth, or targeting parameters of the offers they provide to us for distribution throughout our network, this could cause unforeseen reductions in the number of redemptions.
Further, our revenue may fluctuate due to changes in marketing budgets of CPG brands. CPG brands can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations. For example, budget pressures or unspent budgets at the end of a CPG brand’s fiscal year may lead to unexpected reduced or increased spending on our network. In addition, CPG brands and media agencies may determine that other media tactics are more compelling and divert investment to such tactics instead of to digital promotions, leading to fewer offers. Our revenue may also fluctuate because of certain macroeconomic factors. For example, in the first half of 2022, our D2C redemptions per redeemer were negatively impacted due to supply chain constraints that made it difficult for our clients to keep their product on shelves and led to decreased promotions on high frequency purchased products.
CPG brands may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal. Our inability to maintain our relationships with CPG brands on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise adversely affect our business, financial condition, results of operations, and prospects. CPG consolidation may also result in a decrease in or cessation of engagement with Ibotta or result in Ibotta receiving less favorable contract terms with the consolidated entity. CPG brands could also experience downturns or fail, including due to macroeconomic pressures or ceasing use of Ibotta altogether for many reasons. CPG brands have traditionally been slow to adopt new digital offer programs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our products and offerings by our current and potential CPG brands. If we lack a sufficient variety and supply of CPG brands or lack access to the most popular CPG brands such that Ibotta becomes less appealing to consumers and CPG brands, our business may be harmed.
We may not be able to sustain our revenue growth rate in the future.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the three months ended March 31, 2024, our revenue was $82.3 million. There can be no assurances that our revenue will grow at current rates and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods.
Our revenue may fluctuate due to changes in the marketing budgets of existing and prospective clients, and the timing of their marketing spend. Our growth also depends on our publishers’ efforts to promote their digital offers programs. Existing and prospective clients can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations. For example, budget pressures or unspent budgets at the end of an existing or prospective client’s fiscal year may lead to unexpected reduced or increased spending on our network. It may also fluctuate because of certain macroeconomic factors as further described in the risk factor titled “Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.”
Our business is complex and evolving. We may offer new products and technologies, pricing, service models, and delivery methods to existing and prospective clients. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. In addition, if we shift a greater number of our arrangements with publishers, CPG brands, and retailers to new pricing models and we are not able to deliver on the results, our revenue growth and revenue could be negatively affected.
We believe that our continued revenue growth will depend on our ability to:
•increase and retain the number of publishers, CPG brands, and consumers that participate in the IPN;
•diversify the mix of our redemptions from publishers;
•increase the degree to which publishers market their white-label retailer loyalty programs;
•increase our share of advertisers on promotions and media (collectively, marketing spend) through our network;
•preserve and grow the fees we charge on a per redemption or percentage of total basket basis;
•preserve and grow our ad products and other business;
•provide publishers, CPG brands, retailers, and consumers with high-quality support that meets their needs;
•adapt to changes in marketing goals, strategies, and budgets of advertisers and the timing of their marketing spend;
•preserve and grow the rate of redemptions by consumers of their digital promotions;
•preserve or grow our ad products business as well as our data, media, and consumer insights revenue business;
•increase the number of and retain retailers;

•expand our business in existing markets and enter new verticals, markets, and geographies;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•adapt to rapidly evolving trends in the ways CPG brands, retailers, and consumers interact with technology;
•capitalize on the shift from offline to digital marketing and growth in e-commerce;
•deploy, execute, and continue to develop our analytics capabilities;
•expand the number, variety, quality, and relevance of digital promotions available on our network;
•increase the awareness of our brand to build our reputation;
•hire, integrate, train, and retain talented personnel;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and solutions;
•identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our products and offerings;
•effectively manage the scaling of our operations;
•avoid interruptions or disruptions to our services; and
•compete successfully with existing and new competitors.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, and prospects could be adversely affected. Further, because we operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could suffer and our business, financial condition, results of operations, and prospects could be adversely affected.
We provide content to publishers indirectly through third-party technology partners and our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with such third-party technology partners.
In some cases, we provide content to publishers indirectly, via third-party technology partners, as in the cases of Kroger, Shell, and Exxon. We have also entered into an agreement with AppCard, through which Ibotta gained access to the digital audiences of more than 300 small- or medium-sized grocery retailers, as of April 8, 2024. If any of our third-party technology partners terminate or reduce their relationships with us, or suspend, limit, or cease their operations or otherwise, we will not be able to reach certain retailers and our business, financial condition, results of operations, and prospects will suffer.
Our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with our third-party technology partners. Our ability to deliver offers at-scale is dependent on adding new third-party technology partners and maintaining our existing third-party technology partners. Our contract negotiation process with such third-party technology partners can be lengthy, which can contribute to variability in our revenue generation. As a result, it is difficult to predict our ability to form new partnerships with third-party technology partners and our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations, and prospects.
Third-party technology partners may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal. Our inability to maintain our relationships with our third-party technology partners on terms consistent with, or better than, those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise adversely affect our business, financial condition, results of operations, and prospects.
We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract and retain publishers, CPG brands, and retailers that use our network and convert their activity into sales;
•the mix of our redemptions among our publishers;
•the mix of redemptions among different CPG brands, which have different fee arrangements;
•our ability to accurately forecast revenue and appropriately plan expenses;
•our ability to respond favorably to existing or new competitors in our market;
•increases in publisher concentration;
•our ability to expand into new CPG brand verticals and new third-party publisher verticals;
•increases in marketing, sales, and other operating expenses, including those that are incurred to acquire and retain new publishers, CPG brands, consumers, and retailers;
•the percent of our fee that we share with our publishers;
•the impact of worldwide economic conditions, including inflation, rising interest rates, supply chain disruptions, geopolitical events, such as the conflicts involving Russia and Ukraine and Hamas and Israel, and the resulting effect on consumer spending and consumer confidence;
•the impact of inflation on redemption revenue;
•the quality and quantity of offers available;
•fluctuations in transaction costs associated with processing consumer cash outs;
•evolving fee arrangements with publishers and CPG brands;
•the seasonality of our business;
•our ability to maintain an adequate rate of growth and effectively manage that growth;
•our ability to maintain and increase traffic to our network;

•the effects of changes in search engine placement and prominence;
•our ability to keep pace with technology changes in our industry and related privacy regulations;
•the effects of negative publicity on our business, reputation, or brand;
•our ability to protect, maintain, and enforce our intellectual property rights;
•legal expenses, including costs associated with defending claims, including intellectual property infringement claims, and related judgments or settlements;
•changes in governmental or other regulations affecting our business;
•interruptions in service, including any cybersecurity breaches and any related impact on our business, reputation, or brand;
•our ability to attract and engage qualified employees and key personnel;
•our ability to choose and effectively manage third-party service providers;
•the effects of natural or man-made catastrophic events;
•the impact of a pandemic or an outbreak of disease or similar public health concern, such as the COVID-19 pandemic, or fear of such an event;
•our ability to collect amounts owed to us;
•the timing of the recognition of our deferred revenue;
•the timing of strategic investments and expenditures;
•fluctuations in operating expenses, including cost of revenue, as we seek to improve efficiencies, comply with changing regulatory requirements, and expand our business, offerings, and technologies;
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;
•the effectiveness of our internal controls over financial reporting; and
•changes in our tax rates or exposure to additional tax liabilities.
The variability and unpredictability of our results of operations could result in our failure to meet the expectations of investors or analysts that cover us with respect to revenue or other results of operations for a particular period. If we fail to meet or fail to exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, geopolitical events, including the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, downturns that could result in store closures, publisher or retail failures, or decreases in consumer spending power or confidence, have in the past and could in the future result in a decline in client spending, which would adversely affect the number of offer redemptions.
Supply chain disruptions may adversely affect the willingness of our clients to continue promoting their products through the IPN. For example, in the first half of 2022, our D2C redemptions per redeemer were negatively impacted due to supply chain constraints, which made it difficult for our clients to keep their product on shelves and decreased promotions on products purchased with high frequency. Clients experienced decreased inventory levels, increased shipment delays, increased freight costs, and elevated levels of demand, leading to decreased demand for our platform and decreased revenues, as well as decreased earning opportunities.
A recession or market correction could also decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, our business, and the value of our Class A common stock. Small businesses that do not have substantial resources, like some of our partners on our network, tend to be more adversely affected by poor economic conditions than larger businesses. An increase in our clients’ operating costs, or other deterioration in the financial condition of our partners, whether due to macroeconomic conditions (such as inflation) or otherwise, could cause our clients to reduce discount offerings or seek to renegotiate contract terms, which may impact our fee agreements with them. If such partners on our network were to cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with a sufficient selection of CPG brands and retailers, and they may be less likely to use our network.
In addition, uncertainty and volatility in the banking and financial services sectors, inflation and higher interest rates, supply chain disruptions, increased labor and benefits costs, and increased insurance costs have, and may continue to, put pressure on economic conditions, which has led, and could lead, to greater operating expenses. Certain of our longer-term strategic initiatives may also be deferred or not have the intended effects in the event of an economic recession, which we may not be able to predict.
The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments and the impact on our clients, partners, and employees, all of which continue to evolve and are unpredictable. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Competition presents an ongoing threat to the success of our business.
We operate in a highly competitive environment. The digital promotions market is rapidly evolving and our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are not able to continue to innovate and further develop our platform to respond to changes in the digital promotions market, our business could be adversely affected and our competition may develop offerings that are more competitive than ours.
As we seek investments by CPG brands and retailers, we compete with large social media and search-oriented platforms, as well as programmatic media networks that sell ads on a cost-per-click or cost-per-impression basis. Following Amazon’s lead, other large retailers are now offering CPG brands the opportunity to buy media, usually in the form of sponsored search results or display ads, on their own platforms. These retailers offer more sophisticated media targeting and attribution capabilities because they can leverage their own purchase data in ways the social media and search platforms cannot.
CPG brands and retailers also have multiple different promotional tools at their disposal. We compete with companies that distribute paper coupons and free-standing inserts as well as digital coupons through grocery retail websites in a white-label fashion. We also compete with other mobile apps that offer digital promotions.
For consumers, there are many other rewards programs that provide cash back, including credit cards, individual retailer loyalty programs, and online shopping sites that aggregate retailer offers. We aim to differentiate ourselves by offering an at-scale solution that hosts a wider range of rewards content, allows for a higher degree of targeting and measurement, operates on a fee-per-sale basis, works offline and online, and drives sales across multiple publishers and retailers. However, our ability to maintain and improve our competitive advantage depends upon many factors both within and beyond our control, including the following:
•scale and quality of the publishers, CPG brands, and retailers in the IPN;
•ability to attract consumers to our network;
•platform security, usability, scalability, reliability, and availability;
•ability to integrate with publishers and retailers in a timely manner;
•ongoing and uninterrupted access to item-level consumer data with the necessary usage rights required to power our solution;
•measurement that demonstrates the effectiveness of our network;
•brand recognition and reputation; and
•ability to recruit, retain, and train employees.
Some of our competitors have longer operating histories, greater financial, marketing, and other resources, and larger customer bases than we do. In addition, our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer and/or merchant bases or generate revenue from their customer bases more effectively than we do.
Our business, financial condition, results of operations, and prospects will suffer if we do not renew, maintain, and expand our relationships with retailers.
As of December 31, 2023, we had 85 integrated retailers. Our integrated retailers provide us with item-level data that is integral to our platform because such data helps facilitate a simpler redemption of offers on our D2C properties. We also allow thousands of online retailers to advertise and present consumers with their own cash back offers on our D2C properties. Our ability to renew, maintain, and expand our relationships with retailers is dependent on, among other factors, our ability to increase the number of redeemers that use our network, and any failure to do so will negatively affect our business. If our retailers terminate their relationships with us or suspend, limit, or cease their operations or otherwise, our business, financial condition, results of operations, and prospects will suffer.
Retailers may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal. Our inability to maintain our relationships with our clients on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise adversely affect our business, financial condition, results of operations, and prospects.
Retailer consolidation may also result in a decrease in or cessation of engagement with Ibotta, or result in Ibotta receiving less favorable contract terms with the consolidated entity. Retailers could also experience downturns or fail, including due to macroeconomic pressures, and cease using Ibotta altogether for many reasons.
If we fail to effectively manage our growth, our business, financial condition, results of operations, and prospects could be adversely affected.
We have experienced growth in our business and we anticipate continuing to experience growth in the future. For example, the number of our full-time employees has increased from 530 as of December

31, 2020 to 815 as of December 31, 2023. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our reputation and brand, business, financial condition, results of operations, and prospects.
We have a limited operating history and operate in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We incorporated in 2011, and we have since frequently expanded our solutions. This limited operating history at our current scale and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:
•accurately forecast our revenue and plan our operating expenses;
•increase and retain the number of publishers, CPG brands, retailers, and consumers;
•successfully compete with current and future competitors;
•successfully expand our business in existing markets and enter new markets and geographies;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•plan for and manage capital expenditures;
•comply with existing and new laws and regulations applicable to our business;
•maintain and enhance the value of our reputation and brand;
•adapt to rapidly evolving trends in the ways publishers, CPG brands, retailers, and consumers interact with technology;
•avoid interruptions or disruptions in our service;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and solutions;
•hire, integrate, and retain talented technology, sales, customer service, and other personnel;
•effectively manage rapid growth in our personnel and operations; and
•effectively manage our costs.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, and prospects could be adversely affected.
Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer history operating our business at its current scale, scope, and complexity, operated in a more predictable market or regulatory environment, or had more certainty regarding levels of demand for our products and offerings. We have limited experience operating our business at its current scale, including the distribution of our offers to third-party publishers. For example, in September of 2023, Walmart made its program available to all Walmart customers with a Walmart.com account, while Dollar General joined the IPN in 2022 and began hosting Ibotta’s cash back offers in 2023.
Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our publishers, CPG brands, retailers, and consumers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as certain investments in our platform. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.
Further, because we operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, results of operations, and prospects could be adversely affected.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to retain and expand our number of publishers, CPG brands, retailers, and consumers will be impaired, and our business and operating results will be negatively affected.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is important to expanding our base of publishers, CPG brands, retailers, and consumers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business would be negatively affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.
Unfavorable publicity or consumer perception of our website, mobile app, platform, practices, or the offerings of our publishers, CPG brands, and retailers could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues, and a negative impact on the number of publishers, CPG brands, and retailers in the IPN, and the loyalty of our consumers. As a result, our business could be negatively affected.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
Our sales cycle can be long, and we may make investments and incur significant expenses before an agreement or renewal with CPG brands or retailers is reached, if at all, and before we are able to generate any revenue from such agreement or renewal. There are no guarantees that we will be able to recoup such investments and expenses, which would have an adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the length of time that CPG brands or retailers devote to their evaluation, contract negotiation, and budgeting processes varies significantly. In particular, our contract negotiation process with publishers can be lengthy. Our sales cycles can be lengthy in certain cases, especially with respect to our prospective large end publishers or customers. During the sales cycle, we expend significant time and money on sales and marketing activities, which lower our operating margins, particularly if no sale occurs. Even if we expand our relationship with publishers, CPG brands, and retailers, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. In addition, due to macroeconomic uncertainties, the sales cycle may be extended, and there may be delays and reductions of expenditures and cancellations by clients. There are many other factors that contribute to variability of our revenue recognition, including budgetary constraints and changes in personnel. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations, and prospects.
Our business is typically affected by seasonality, which results in fluctuations in our operating results.
Historically, we have been affected by seasonality, with our business historically having higher revenues in the fourth quarter of each fiscal year, mirroring that of consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season and decreases in the first quarter. For example, the fourth quarter represented 31% of total revenue for both of the fiscal years ending 2022 and 2023. We typically see high redemption volume in the second half of the year where a larger number of offers being redeemed have lower redemption revenue per redemption. However, there can be no assurances such seasonal trends will consistently repeat each year. Also, the mix of product sales may vary considerably from time to time. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance and we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.
Internet search engines drive traffic to our network, and our new consumer growth could decline. Our business, financial condition, results of operations, and prospects would be adversely affected if we fail to appear prominently in search results.
Our success depends in part on our ability to attract consumers through unpaid internet search results on search engines like Google, Yahoo!, and Bing. The number of consumers we attract to our network from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our network could adversely affect our business, financial condition, results of operations, and prospects.
We rely on mobile operating systems and app marketplaces to make our app available to consumers, and if we do not effectively operate with or receive favorable placements within such app marketplaces and maintain reviews from consumers, our usage or brand recognition could decline and our business, financial results, and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, as well as Google, and their respective app marketplaces to make our app and browser extension available to consumers on our network. Any changes in such systems and app marketplaces that degrade the presentation or functionality of our app and/or browser extension or give preferential treatment to our competitors’ apps or browser extensions could adversely affect our platform’s usage on mobile and desktop devices. If such mobile operating systems or app marketplaces limit or prohibit us from making our app or browser extension available to consumers, make changes that degrade the functionality of our app or browser extension, increase the cost of using our products and offerings, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such app marketplace is more prominent than the placement of our app or browser extension, overall growth of consumers could slow. Our app and browser extension have experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations in the future. Additionally, we are subject to requirements imposed by app marketplaces such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we collect, use, and share data from users. For example, Apple requires mobile apps using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other changes remains uncertain. If we do not comply with applicable requirements imposed by app marketplaces, we could lose access to the app marketplaces and users, and our business would be harmed. Any of the foregoing risks could adversely affect our business, financial condition, results of operations, and prospects.
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our solutions are designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers in our network encounter any difficulty accessing or using our apps on their mobile devices, or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition, results of operations, and prospects could be adversely affected.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, to finance our future operations or capital needs, or to engage in acquisitions or other business activities necessary to achieve growth.
We have a senior secured revolving loan facility in place with Silicon Valley Bank, a division of First-Citizens Bank and Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (Silicon Valley Bank). Our revolving loan facility includes a number of covenants that limit our ability to, among other things, incur additional indebtedness, incur liens on our assets, engage in consolidations, amalgamations, mergers, liquidations, dissolutions or dispositions, sell or otherwise dispose of our assets, pay dividends or distributions on, or make repurchases or redemptions of, our capital stock, acquire other businesses (by way of asset purchase, stock purchase, or otherwise), or make loans, capital contributions, or other investments. The revolving loan facility also includes a springing financial covenant that would require us to maintain a minimum liquidity ratio of 1.50x, depending on our average liquidity position. The terms of our revolving loan facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
We cannot guarantee that we will be able to maintain compliance with the covenants in our revolving loan facility or, if we fail to do so, that we will be able to obtain waivers from the lender and/or amend the covenants. A failure by us to comply with the covenants specified in our revolving loan facility would, absent cure or waiver, result in an event of default under the agreement, which would give the lender the right to declare all outstanding obligations, including accrued and unpaid interest and fees, immediately due and payable. If our obligations under our revolving loan facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the obligations or sell sufficient assets to repay the obligations, which could adversely affect our business, financial condition, results of operations, and prospects. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. Any event of default could also result in an increase in the interest rates applicable to our revolving loan facility, and may result in the acceleration of or default under any other indebtedness we may incur in the future to which a cross-acceleration or cross-default provision applies. In addition, we have granted a security interest of substantially all our assets to secure our obligations under our revolving loan facility. During the existence of an event of default under our revolving loan facility, the lender could exercise its rights and remedies thereunder, including by way of initiating foreclosure proceedings against any of our assets constituting collateral for our obligations.
The loss of Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, or one or more of our senior management team or key personnel, or our failure to attract new or replacement members of our senior management team or other key personnel in the future, could significantly harm our business.
We depend on the continued services and performance of our Founder, Chief Executive Officer, President, and Chairman of our board of directors, Bryan Leach; members of our senior management team; and other key personnel. Mr. Leach has been responsible for setting our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for Mr. Leach and do not believe any amount of key man insurance would allow us to recover from the harm to our business if Mr. Leach were to leave us for any reason. Similarly, members of our senior management team and key employees are highly sought after, and others may attempt to encourage these executives to leave us. The loss of one or more of the members of the senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and significantly harm our business.
An inability to attract and retain highly qualified employees, including as a result of restrictive changes to immigration laws or the varying application of immigration laws, may hamper our growth and cause our revenues to decline, adversely affecting our business.
To execute our growth plan, we anticipate hiring additional employees over the next few years. In addition, we need to retain our highly qualified employees. Competition for these recruits and employees is intense from other internet and high-growth publicly traded and private companies, especially with respect to engineers with high levels of experience in our industry. Further, in order to continue to grow our business, it is important that we continue to grow our sales force.
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we often offer equity awards to our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects, or otherwise), it may adversely affect our ability to recruit and retain highly qualified employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Finally, we are committed to a hybrid workforce, which prioritizes hiring employees in Denver. This could slow hiring if we are unable to attract talent in the Denver market. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be adversely affected.

Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas or increase visa fees in the United States may impact our ability to hire the engineering and other talent that we need to continue to enhance our platform, which could have an adverse impact on our business, financial condition, results of operations, and prospects. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals.
Failure to deal effectively with fraudulent or other improper transactions could harm our business.
It is possible that third parties may commit fraudulent activities such as improperly claiming referral rewards, account takeover attacks, or submitting counterfeit receipts to improperly offer stack and/or claim rewards or discounts. While we use anti-fraud systems, it is possible that individuals will circumvent them using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. The legal measures we take or attempt to take against third parties who succeed in circumventing our anti-fraud systems may be costly and may not be ultimately successful. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new offerings. If these measures do not succeed, our business will be negatively impacted.
We may incur losses if we are required to reimburse CPG brands and retailers for any funds stolen or revenues lost as a result of such incidents. Our CPG brands and retailers could also request reimbursement, or stop using our solutions, if they are affected by buyer fraud or other types of fraud. Furthermore, such instances of fraud may damage our reputation, affect our ability to attract new publishers, CPG brands, retailers, and consumers to our D2C properties, and undermine confidence in the IPN, which could cause our business to suffer.
We rely in part on licensed money transmitters to enable consumers to cash out their earned rewards from our D2C properties, and the failure to manage our relationships with such third parties could impact our platform and adversely affect our business.
We rely in part on licensed money transmitters to enable consumers to cash out their earned rewards from our D2C properties. If any of our licensed money transmitters terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find alternative licensed money transmitters to support our platform and may not be able to secure similar terms or replace such licensed money transmitters in an acceptable time frame. Any of these risks could result in significant legal, financial, and reputational costs to our business.
We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, results of operations, and prospects.
We procure third-party insurance policies to cover various operations-related risks, including employment practices liability, workers’ compensation, business interruptions, errors and omissions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, we are not able to, or may not be able to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, co-insurance, self-insured retentions, or deductibles for the coverage we do obtain. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance costs and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, results of operations, and prospects could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the severity or number of claims under our deductibles or self-insured retentions differs from historical averages.
We are also subject to certain contractual requirements to obtain insurance. For example, some of our agreements with retailers require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we may be in violation of the terms of these retailer agreements. In addition, we are subject to local laws, rules, and regulations relating to insurance coverage, which could result in proceedings or actions against us by governmental entities or others. Any failure, or perceived failure, by us to comply with existing or future local laws, rules, and regulations, or contractual obligations relating to insurance coverage could result in proceedings or actions against us by governmental entities or others. Additionally, anticipated or future local laws, rules, and regulations relating to insurance coverage could require additional fees and costs. Compliance with these rules and any related lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.
If we cannot maintain our company culture as we grow, our business and competitive position may be harmed.
We believe our culture fosters an inclusive environment that welcomes diverse experience, backgrounds, lifestyles, and perspectives, and is a key contributor to our success to date. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, with many of our employees working remotely, we may find it harder in certain respects to maintain our company culture. Remote work may negatively impact employee morale, productivity, and culture, and may also harm collaboration and innovation. We also have a policy of hiring new employees in Denver, whenever possible, and of requiring these new employees to come into the office a certain number of days per week. This policy may make it difficult for us to identify the talent we need to grow our business. If we are not able to maintain our culture, we could lose the innovation, passion, and dedication of our team and as a result, our business, financial condition, results of operations, and prospects could be adversely affected.
Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If our cash needs exceed our expectations or we continue to experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we are unable to obtain other sources of liquidity. If, in the future, we aim to rely on funds raised through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us, or may result in significant dilution to our stockholders or higher levels of leverage, which will expose our business to additional risks. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Acquisitions and strategic alliances could distract management and expose us to financial, execution, and operational risks that could materially and adversely affect our business, financial condition, results of operations, and prospects.
We have in the past, and may in the future, acquire or make investments in complementary or what we view as strategic businesses, technologies, services, or products. For example, in 2021, we acquired Instok LLC (d/b/a/ Octoshop), an all-in-one shopping browser extension, which required management to focus efforts on integrating the acquired company. The risks associated with acquisitions include, without limitation, difficulty assimilating and integrating the acquired company’s personnel, operations, technology, services, products, and software; the inability to retain key team members; the disruption of our ongoing business and increases in our expenses; and the diversion of management’s attention from core business concerns. Through acquisitions, we may enter into business lines in which we have not previously operated, which could expose us to new risks, additional licensing requirements and regulatory oversight, and require additional integration and attention of management.
Any businesses and assets we might acquire might not perform at levels we expect and we may not be able to achieve the anticipated synergies, if any. We may find that we overpaid for the acquired business or assets, or that the economic conditions underlying our acquisition decision have changed. It may also take time to fully integrate newly-acquired businesses and assets into our business, during which time our business could suffer from inefficiency. Furthermore, we may incur indebtedness to pay for acquisitions, thereby increasing our leverage and diminishing our liquidity.
The effects of health epidemics, including COVID-19, have had, and may in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our partners operate.
Our business and operations have been, and may in the future be, adversely affected by health epidemics, including COVID-19, impacting the markets and communities in which we and our partners operate. Quarantine orders, business closures, work stoppages, slowdowns and delays, work from home policies, travel restrictions, and cancellations of events negatively impacted productivity and disrupted our operations and those of our partners. The COVID-19 pandemic negatively impacted both consumer discretionary spending and marketers’ ability to spend advertising budgets on our solution. This had an adverse impact on our revenue, results of operations, and cash flows primarily in the second quarter of the year ended December 31, 2020.
We will continue to monitor the COVID-19 situation closely. The ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. We do not know the full extent of COVID-19 on our business, operations, or the global economy as a whole. COVID-19 and the various responses to it may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
Our collection cycles can vary, and we may experience difficulty collecting accounts receivable that could adversely affect our business, financial condition, results of operations, and prospects.
Our collection cycles can vary based on payment practices from our clients, and we are required to pay our third-party publishers within a contractual time frame, regardless of whether we have collected payment from our clients. As a result, timing of cash receipts related to accounts receivable and due to third-party publishers can significantly impact our cash provided by (used in) operating activities for any period.
In addition, we have in the past encountered, and may in the future encounter, difficulty collecting our accounts receivable and could be exposed to risks associated with uncollectible accounts receivables, particularly since some of our customers are emerging brands. Also, our larger clients generally have longer payment terms, which impact the timing of our collections. Economic conditions may impact some of our customers’ ability to pay their accounts payable. While we will attempt to monitor our accounts receivable carefully and try to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis or at all, our business, financial condition, results of operations, and prospects could be adversely affected.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in legal proceedings relating to matters incidental to the ordinary course of our business, including patent, copyright, commercial, product liability, consumer protection, employment, class action, whistleblower, and other litigation, in addition to governmental and other regulatory investigations and proceedings. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses. Although we have insurance that may provide coverage for some kinds of claims we may face, that insurance may not cover some kinds of claims or types of relief and may not be adequate in a particular case. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
Rising interest rates may adversely impact our business.
On November 3, 2021, we executed the 2021 Credit Facility, which consists of a $50.0 million revolving line of credit with a maturity date of November 3, 2026. The 2021 Credit Facility bears interest at a floating annual rate equal to the greater of (i) an applicable floor rate that ranges from 2.25% to 3.0% based on our average liquidity position as defined in the 2021 Credit Facility and (ii) the prime rate less a margin that ranges from 0.25% to 1.0% based on our average liquidity position as defined in the 2021 Credit Facility.
The U.S. Federal Reserve has significantly raised, and may continue to raise, its benchmark interest rates. An increase in the federal benchmark rate has resulted in an increase in market interest rates. Although we do not have any outstanding borrowings under the 2021 Credit Facility or under any other debt agreement (other than convertible notes that were automatically converted into Class A common stock upon the completion of our initial public offering), because our interest rate is tied to market rates, if we incur debt in the future, including under the 2021 Credit Facility, rising interest rates could increase our borrowing costs on any future borrowings. In addition, operating and growing our business may require additional capital, which could include equity or debt financing. Rising interest rates could negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs through price increases to our clients, other cost control measures, or other means. Any attempts to offset cost increases with price increases may result in reduced sales, increased client dissatisfaction, or otherwise harm our reputation.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses, including unauthorized use or disclosure of consumer data.
Our agreements with publishers, CPG brands, retailers, and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our solutions or other contractual obligations, including those relating to data use and consumer consent. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments, individually or in the aggregate across third parties, could harm our business.
Although we do not currently have any plans to expand our operations outside of the United States, if we attempt and fail to expand effectively in international markets, our revenues and our business may be negatively affected.
We currently generate all of our revenues from the United States and we do not currently have any plans to expand our operations outside of the United States. Many publishers, CPG brands, and retailers on our platform have global operations, and we may in the future grow our operations and solutions through expansion in international markets and by partnering with our publishers, CPG brands, and retailers to enter new geographies that are important to them. Expansion into international markets will require management attention and resources, and we have limited experience entering new geographic markets. Expansion into international markets will also require us to form partnerships with new publishers, retailers, and CPG brands, and effectively compete with any competitors in new geographic markets. Entering new foreign markets will require us to localize our solutions to conform to a wide variety of local cultures, business practices, laws, and policies. The different commercial and internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations.
Risks Related to our Platform
We are making substantial investments in our technologies, and if we do not continue to innovate and further develop our platform, our platform developments do not perform, or we are not able to keep pace with technological developments, we may not remain competitive, and our business and results of operations could suffer.
We have made substantial investments in our technologies to capitalize on new and unproven business opportunities. Our future performance is dependent on continued investments in technology and our ability to innovate, reduce friction, and introduce compelling new product features for each participant in our network. We intend to make continued investments in these areas through hiring and ongoing technology transformation. We plan to further invest in AI-powered capabilities and leverage our unique data set to further improve the client, publisher, and consumer experience. If competitors introduce new offerings embodying new technologies, or if new industry standards and practices emerge, our existing technology, solutions, website, browser extension, and mobile apps may become obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner. These initiatives also have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited development or operating experience. Further, our development efforts with respect to new technologies could distract management from current operations and divert capital and other resources from other initiatives.
We have scaled our business rapidly, and significant new platform features and solutions have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business.

Developing and launching enhancements to our platform and new solutions on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features and solutions, or if our recently introduced solutions do not perform in accordance with our expectations, the publishers, CPG brands, retailers, and consumers that use our platform may forego the use of our solutions in favor of those of our competitors.
If our security measures or information we collect and maintain are compromised or publicly exposed, publishers, CPG brands, retailers, and consumers may curtail or stop using our platform, and we could be subject to claims, penalties, and fines.
We collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and otherwise process (Process or Processing) data about consumers, including personal information or personal data, as well as other confidential or proprietary information, for various purposes, including legal, marketing, and other business-related purposes.
While we and our third-party service providers have implemented security measures designed to protect against security breaches and incidents, like all businesses that use computer systems and the internet, our security measures, as well as those of companies we may acquire and our third-party service providers and partners, could fail or may be insufficient, resulting in interruptions or other disruptions to systems or the loss of, or unauthorized disclosure, modification, use, unavailability, destruction, or other Processing of our or our customers’ data or other data we or our service providers or partners maintain or otherwise Process. Any security breach or incident impacting our operational systems or physical facilities or those of our third-party partners, or the perception that one has occurred, could result in claims, demands, litigation, indemnity obligations, regulatory enforcement actions, investigations, and other proceedings, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. There also have been and may continue to be significant attacks on supply chains and on third-party service providers. Even though we do not control the security measures of third parties, we may be, or face assertions that we are, responsible for any breach of such third parties’ security measures or for any exploitable defects, vulnerabilities, or bugs in third-party components or services that we make use of or suffer reputational or other harm even where we do not have recourse against the third party. In addition, any failure by our publishers, CPG brands, retailers, or other third-party partners to comply with applicable law or regulations could result in investigations, claims, proceedings, and litigation against us by governmental entities or others.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing), and other malicious internet-based activity are prevalent in our industry and our customers and partners’ industries and continue to increase. In addition, we may experience attacks, unavailable or degraded systems, and unauthorized access to or disclosure or other Processing of data due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. Despite our efforts to ensure the security, privacy, integrity, confidentiality, and availability of our information technology networks and systems, our information, and our information Processing measures, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our systems, networks, and physical facilities, which are designed to protect against, detect, and minimize security breaches, will be adequate to prevent or detect security breaches or incidents, service interruptions, system failures, data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or effectively deter or prevent all methods of penetrating a network or otherwise perpetrating a security breach or incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients, and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment, and identity theft. The techniques used to sabotage, disrupt, or obtain unauthorized access to our apps, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches and incidents while they are occurring, and we may face difficulties or delays in identifying or otherwise responding to breaches or incidents. The recovery systems, security protocols, network protection mechanisms, and other security measures that we have integrated into our apps, systems, networks, and physical facilities, which are designed to protect against, detect, and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss. Our apps, systems, networks, and physical facilities could be breached or otherwise compromised, or personal data or information, confidential information, or other data misused or otherwise Processed in an unauthorized manner, due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees, redeemers, clients, publishers, or partners to disclose information or user names and/or passwords or otherwise compromise the security of our networks, systems, and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, apps, systems, networks, and/or physical facilities used by our vendors. We have been and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our employees, redeemers, clients, publishers, or partners’ data or to disrupt our operations or ability to provide our solutions. Many of our employees work remotely, which may pose additional data security risks. We also have incorporated AI and machine learning (AIML) solutions and features into our platform, and may continue to incorporate additional AIML solutions and features into our platform in the future. The use of AIML solutions may result in security incidents and our use of AIML solutions and features may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AIML technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.
If we or our service providers or partners experience compromises to security that result in actual or perceived performance or availability problems, the shutdown of one or more of our platforms, digital properties, or mobile apps or other solutions, or unauthorized access to or unauthorized use, disclosure, or other Processing of confidential information, personal information, or other data, publishers, CPG brands, retailers, and consumers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. Such compromises to personal or sensitive information or proprietary data could lead to claims, litigation, or other adversarial actions by publishers, CPG brands, retailers, consumers, or others.
The time, expense, and resources required to respond to an actual or perceived security breach or incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to implement additional security measures or to fundamentally change our business activities and practices in response to a security breach or incident or related claims, investigations, actions, or litigation by private actors or regulatory bodies, which could require us to incur substantial additional costs and may have an adverse effect on our business.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach or certain security incidents involving customer or partner data on our systems or those of subcontractors Processing client or partner data on our behalf. Any such mandatory disclosures and any other disclosures we may find appropriate can be costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and may require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach or incident. Depending on the facts and circumstances of such an incident, these damages, penalties, and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. Such an event also could harm our reputation and result in claims, litigation, and other proceedings against us. Any of these results could materially adversely affect our financial performance. Our agreements with certain customers may obligate us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such obligations, or actual or perceived incident relevant to such measures may increase the likelihood and frequency of client audits under our agreements, which is likely to increase our costs of doing business and may disrupt our operations. An actual or perceived security breach or incident could lead to claims by our customers or other relevant stakeholders that we have failed to comply with legal or contractual obligations to them and may result in customers ending their relationships with us and claims, demands, and other proceedings. Any limitations of liability, which we have in certain agreements, may not be enforceable or adequate or otherwise protect us from liabilities or damages.
Claims, litigation, investigations, and proceedings relating to security breaches and incidents, including any resulting in unauthorized access to our applications, systems, networks, or physical facilities, or any perception that any of these has occurred, may result in fines, penalties, and other liabilities, and otherwise adversely affect our business. These proceedings and other actions could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and adversely affect our reputation and market position. We could be required to fundamentally change our business activities and practices or modify our business and operational capabilities in response to such claims, litigation, and other proceedings, which could have an adverse effect on our business and results of operations. If a security breach or incident were to occur, and the confidentiality, integrity, or availability of our data or the data of our partners or our customers was, or was believed to be, disrupted or compromised, we could incur significant liability, or our platform, solutions, apps, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If a breach or incident impacts a large amount of our data or data of one or more customers, clients, or partners, if we fail to detect or remediate an actual or perceived security breach or incident in a timely manner, or if we suffer a cyberattack or other disruption that impacts our ability to operate our apps, systems, or networks, we may suffer material damage to our reputation, business, financial condition, results of operations, and prospects. Further, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties, and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. Cyberattacks and other means of disrupting systems, and security breaches and incidents, whether actual or perceived, may cause material adverse effects upon our business, financial condition, results of operations, and prospects. For example, if the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business, financial condition, results of operations, and prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our apps, systems, or networks, grow our customer base, and Process, store, and transmit increasingly large amounts of proprietary and sensitive data.
Our ability to generate revenue depends on the collection, reliability, and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by publishers, browsers, integrated retailers, or software developers, changes in technology, and new developments in laws, regulations, and industry requirements or standards.
Our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from integrated retailers and other parties, and data from our own operating history. Using device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our integrated retailers, and other data providers collect information about the interactions of consumers with our integrated retailers’ digital properties and in-store, our owned and operated properties, and certain other publisher sites and mobile apps, as well as other data such as location. We may enhance this data with other data, such as demographic information that we obtain from data providers. Our ability to successfully leverage such data depends on our continued ability to access, use, and share such data, which can be restricted by a number of factors, including consumer choice; the success in obtaining consumer consent; restrictions imposed by our integrated retailers and other data partners or other third parties, publishers, and web browser developers or other software developers, or operating system platforms; changes in technology, including changes in web browser technology; and new developments in, or new interpretations of, laws, regulations, and industry standards. Resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory and/or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect, use, and share data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations, and industry standards could substantially harm our business and results of operations” for additional information.
In addition, unfavorable publicity and negative public perception about our industry or data collection and use could adversely affect our business and operating results. With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies, and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could affect our business and results of operations and may lead digital publishers like Facebook to change their business practices, or trigger additional regulatory scrutiny or lawmaking that affects us. Negative public attention could cause publishers, CPG brands, and retailers to discontinue using our targeted advertising solutions and limit our ability to measure campaigns delivered through our platform. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective customers’ demand for our solutions and adversely affect our business and operating results.
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platform, including our websites and mobile apps, and any significant disruption in service could result in a loss of publishers, CPG brands, retailers, and consumers.
We deliver our solutions through our website, browser extension, and mobile apps, as well as through those of our publishers. Our reputation and ability to acquire, retain, and serve publishers, CPG brands, retailers, and consumers are dependent upon the reliable performance of our platform. As the number of our publishers, CPG brands, retailers, and consumers grows, and as the information shared through our platform continues to grow, we will need an increasing amount of network capacity and computing power. In the event that the number of transactions or the amount of traffic on our platform grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure, and automation. Deployment of new software or processes may adversely affect the performance of our solutions and harm the customer experience. If we fail to support our platform or provide a strong customer experience, our ability to retain and attract customers may be negatively affected. In particular, our consumers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party service providers who are not only qualified to support users of our platform but are also well versed in our platform. As we continue to grow our business and improve our solutions, we will face challenges related to providing high-quality support services at-scale. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, results of operations, and prospects.
Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and mobile apps, and prevent publishers, CPG brands, retailers, and/or consumers from accessing our platform. Our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential publishers, CPG brands, retailers, and/or consumers, which could harm our business, financial condition, results of operations, and prospects.
We are dependent on technology systems and electronic communications networks that are supplied and managed by third parties, which could result in increased expenses and an inability to prevent or respond to disruptions in our solutions.
Our ability to provide solutions to consumers depends on our ability to communicate with our consumers through the internet and electronic networks that are owned and operated by third parties. We rely on third-party providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our solutions. Some of our other vendor agreements may be unilaterally terminated by the counterparty for convenience. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all, and the terms of our agreements with such providers can change for reasons that are outside of our control, and as we increase our usage of such providers, any of which, could increase our expenses. If we are unable to renew these agreements on commercially reasonable terms or prices, or for any other reason, our expenses could increase. Also, if we are required to transition to a new provider, it could result in significant costs and possible service interruption or an impaired ability to access or save data stored to the cloud until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business, financial condition, results of operations, and prospects.
Our solutions also depend on the ability of our users to access the public internet. In addition, in order to provide our solutions promptly, our computer equipment and network servers must be functional 24 hours per day, which requires services from telecommunications facilities managed by third parties and the availability of electricity, which we do not control. Severe disruptions, outages, defects, or other security performance and quality problems with one or more of these networks, including as a result of utility or third-party system interruptions, or any material change in our contractual and other business relationships with third-party providers could impair our ability to Process information, which could impede our ability to provide our solutions to consumers, harm our reputation, increase expenses, including significant, unplanned capital investments and/or contractual obligations, and result in a loss of publishers, CPG brands, retailers, and consumers, any of which could adversely affect our business, financial condition, results of operations, and prospects.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for consumers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational and financial systems, procedures, and controls. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. We will require additional capital and management resources to grow and mature in these areas. Such investments may also require diversion of financial resources from other projects, such as the development of Ibotta and related offerings. If we are unable to manage our rapid growth effectively, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We allow our clients and publishers to use application programming interfaces (APIs) with our platform, which could result in outages or security breaches and negatively impact our business, financial condition, results of operations, and prospects.
The use of APIs by our clients and publishers has significantly increased in recent years. Our APIs allow our clients and publishers to integrate their own business system with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches or incidents resulting from API use could result in governmental enforcement actions and other proceedings against us, claims, demands, and litigation against us by consumers and other affected individuals, costs associated with investigation and remediation, damage to our reputation, and loss of goodwill, any of which could harm our business, financial condition, results of operations, and prospects.
If the use of mobile device identifiers, third-party cookies, or other tracking technology or location information is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.
We and our third-party partners use a number of technologies to collect information used to deliver our solutions. For instance, we and our third-party partners use mobile device identifiers such as Apple IDFA and Google AdID to identify, target, and measure relevant promotions to consumers. These promotions and advertising that we show on mobile apps could be affected by mobile operating systems blocking or restricting use of mobile device identifiers. Our promotions and advertisements could also be negatively impacted by mobile operating systems implementing more restrictive privacy settings and choices. For example, in April 2021, Apple commenced implementation of an app transparency framework in which, among other things, mobile apps are required to obtain the user’s opt-in consent for certain types of tracking, including by a user’s unique advertising identifier, or IDFA. Additionally, Apple implemented new requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our app and the IPN. In June 2023, Apple announced new SDK privacy controls that are part of iOS 17, released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices, which Google began rolling out in early 2024. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, results of operations, and prospects. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

We also use small text files (referred to as cookies), placed through an internet browser on a consumer’s machine that corresponds to a data set that we keep on our servers, to gather important data to help deliver our solutions and market our products and offerings. Certain of our cookies, including those that we predominantly use in delivering our solutions through internet browsers, are known as “third-party” cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when a consumer views an advertisement, clicks on an advertisement, or visits one of our advertisers’ websites. In certain states within the United States, such as California, this information may be considered personal information under applicable data protection laws. We also obtain location-based information about users or their devices in certain circumstances, including when a consumer interacts with our solutions on a mobile device. We use these technologies to achieve our customers’ campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain internet location and at a given time in front of a particular consumer, and we also use location information to customize marketing campaigns and to target certain offers or personalize content. A lack of data associated with or obtained from cookies, including third-party cookies or other tracking technologies, may detract from our ability to make decisions about which inventory to purchase for a customer’s campaign and may adversely affect the effectiveness of our solution and harm our business. Additionally, any limitations on our ability to obtain location information regarding consumers or devices, whether as a result of technological limitations or changes or consumers not being willing to allow us to obtain location information, may limit our ability to customize marketing campaigns, target offers, or personalize content, to detect and prevent fraudulent activity, and to engage in other aspects of our operations. These could reduce the effectiveness of our solution and harm our revenues and profitability.
Cookies may be deleted or blocked by consumers. The most commonly used internet browsers (including Chrome, Firefox, and Safari) allow their users to prevent cookies from being accepted by their browsers. Consumers can also delete cookies from their computers. Some consumers also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more consumers adopt these settings or delete their cookies more frequently than they currently do, our business could be negatively affected. In addition, certain web browsers may block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by consumers to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to one or more other forms of persistent unique identifier, or ID, to identify individual consumers or internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same user across different web properties, and reduce the effectiveness of our solution.
Our business relies in part on electronic messaging, including emails and SMS text messages, and any technical, legal, or other restrictions on the sending of electronic messages or an inability to timely deliver such communications could harm our business.
Our business is in part dependent upon electronic messaging. We provide emails, mobile alerts, and other messages to consumers informing them of the digital promotions on our apps and websites, and we believe these communications help generate a significant portion of our revenues. We also use electronic messaging, in part, as part of the consumer sign-up and verification process. Because electronic messaging services are important to our business, if we are unable to successfully deliver electronic messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not or cannot open our messages, our revenues and profitability could be adversely affected. Changes in how webmail apps or other email management tools organize and prioritize email may result in our emails being delivered or routed to a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions taken by third parties that block, impose restrictions on, or charge for the delivery of electronic messages could also harm our business. From time to time, internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.
Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act (TCPA) in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also adversely impact our business. For example, the Federal Communications Commission amended certain of its regulations under the TCPA in recent years in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, the actual or perceived improper sending of communications or a determination that there have been violations of the TCPA or other communications-based statutes could subject us to potential risks, including liabilities or claims relating to consumer protection laws, and expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.
We also rely on social networking messaging services to send communications. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services, or reductions in the use of or engagement with social networking services by consumers and potential customers could also harm our business.
We rely on a third-party service for the delivery of daily emails and other forms of electronic communication, and delay or errors in the delivery of such emails or other messaging we send may occur and be beyond our control, which could damage our reputation or harm our business, financial condition, results of operations, and prospects. If we were unable to use our current electronic messaging services, alternate services are available; however, we believe our sales could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory electronic messaging service. Any disruption or restriction on the distribution of our electronic messages, termination or disruption of our relationship with our messaging service providers, including our third-party service that delivers our daily emails, or any increase in our costs associated with our email and other messaging activities could harm our business.
We depend on the interoperability of our platform across third-party apps and services that we do not control.
We have integrations with a variety of technology vendors. As our solutions expand and evolve, we may have an increasing number of integrations with other third-party apps, products, and services. Third-party apps, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with our publishers following development changes. In addition, some of our competitors or technology partners may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate. As our respective solutions evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their solutions, standards, or terms of use in a manner that degrades the functionality or performance of our platform, is otherwise unsatisfactory to us, or gives preferential treatment to competitive solutions or services, our solutions, platform, business, financial condition, results of operations, and prospects could be adversely affected.

Risks Related to Our Intellectual Property
We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, merchant lists, subscriber lists, sales methodology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection and confidentiality, and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available.
We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our intellectual property rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We may in the future be subject to litigation and disputes. The costs of engaging in such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.
Furthermore, we may in the future be subject to third-party claims that we infringe upon proprietary rights or trademarks and expect to be subject to additional claims in the future. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
To the extent we gain greater market visibility or face increasing competition, we face a higher risk of being the subject of intellectual property infringement claims. In addition, we may in the future be subject to claims that employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our competitors or other parties. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products.
We have registered, among other trademarks, the term “Ibotta” in the United States. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent, register our trademarks, or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, results of operations, and prospects.
We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
Third parties have claimed and may in the future claim that our operations infringe their intellectual property rights, and such claims may result in legal claims against our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and result in liability for us. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. Any of these results would adversely affect our business, financial condition, results of operations, and prospects.
Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.
We use open source software in our solutions and will use open source software in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and offerings or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open source software, these measures may not always be effective. We may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to comply with onerous conditions or restrictions on these solutions, purchase a costly license, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, updates, error corrections, or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.
We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.
We have registered domain names that we use in, or are related to, our business, most importantly www.ibotta.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our solutions under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, results of operations, and prospects.

The use of AIML technologies in our platform and in our business may result in reputational harm or liability.
We have incorporated and may continue to incorporate additional AIML solutions and features into our platform and business, including those based on large language models, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AIML solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions and features. Our competitors or other third parties may incorporate AIML into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our products and offerings based on AIML may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such content, analyses, recommendations, or for such solutions or features or their development or deployment, including the collection, use, or other Processing of data used to train or create such AIML solutions or features, to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, results of operations, and prospects may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
Risks Related to Government Regulation, Tax, or Accounting Standards
Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations, and industry standards could substantially harm our business and results of operations.
We are subject to a variety of federal, state, local, and municipal laws, regulations, and industry standards that relate to privacy, electronic communications, data protection, AI, intellectual property, e-commerce, the internet, mobile devices, competition, consumer protection, taxation, escheatment, social media marketing, and advertising practices. In particular, existing and future laws and regulations, or changes thereto, may impede the growth of the internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business.
Many of these laws, regulations, and standards are complex and subject to varying interpretations or still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations, or industry standards are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations, and industry standards could restrict our operations, making it difficult to retain our publishers, CPG brands, retailers, and consumers, and preventing us from maintaining or growing our revenues as anticipated.
Compliance with these and any other applicable privacy, data protection, data security, marketing, and consumer protection guidelines, laws, and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects with these guidelines, laws, and regulations. However, if our belief is incorrect, or if these guidelines, laws, or regulations or their interpretation change or new legislation or regulations are enacted, we may face significant fines, penalties, or injunctive restrictions that could adversely affect our business, financial condition, results of operations, and prospects. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information, delete information collected, or implement new safeguards or business processes to help individuals manage our use of their information, among other changes.
Failure to comply with federal and state privacy, data protection, marketing, and consumer protection laws, regulations, and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing, and consumer protection laws, regulations, or industry standards, could adversely affect our business.
We Process data about consumers, including personal information or personal data, as well as other confidential or proprietary information, for numerous purposes, including legal, marketing, and other business-related purposes. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. We and our service providers and partners are subject to a variety of federal and state laws, regulations, and industry standards regarding privacy, data protection, data security, marketing, and consumer protection, which address the collection, storage, sharing, use, disclosure, protection, sale, and other Processing of data relating to individuals, as well as the tracking of consumer behavior and other consumer data (Data Protection Laws). We are also subject to laws, regulations, and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations, and industry standards are changing, may be subject to differing interpretations, may be inconsistent among countries or conflict with other rules, and may be costly to comply with or inconsistent among jurisdictions.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (CCPA), and other state and federal laws relating to privacy and data security. The CCPA requires covered companies to make certain disclosures to California consumers about their data collection, use, and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA), which took effect on January 1, 2023, amended the CCPA and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement and enforce the law. The CCPA and CPRA have new regulations that are only partially complete and have been subject to legal challenge, creating uncertainty and compliance challenges. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations, and prospects. For example, Connecticut, Virginia, Utah, and Colorado have each enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have each enacted similar legislation that will become effective in 2024; Tennessee, Iowa, New Jersey, and Delaware have each enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will become effective in 2026. The CCPA, as modified by the CPRA, and certain other state laws have increased our compliance costs and potential liability. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or other requirements that may be, or may be asserted to be, applicable to our operations, which could increase the cost and complexity of providing our solutions and other aspects of our business.

Various industry standards on privacy, data protection, and data security also have been developed and are expected to continue to develop and may be adopted by industry participants at any time. We endeavor to comply with industry standards relating to targeted advertising. Any actual or alleged mistakes by us in the implementation of these principles, any expansion by self-regulatory bodies of these guidelines, any different or various guidelines regarding internet-based advertising issued by government authorities, any actual or alleged failure of opt out mechanisms to work as designed, or any misunderstanding by internet users of our technology or our commitments with respect to these principles may subject us to negative publicity, government investigation, government or private litigation or other proceedings, or investigation or other proceedings by or in connection with self-regulatory bodies or other accountability groups. Any such investigations, proceedings, or other actions against or involving us, even if meritless, could be costly and time-consuming, cause it to be necessary or appropriate for us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that legally or contractually apply to us or that may be asserted to apply to us. We cannot yet determine the impact such future standards may have on our business.
We are subject to the terms of our external and internal privacy and security policies (Privacy Policies), certain codes, representations, certifications, industry standards, publications and frameworks, and contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (collectively, including Privacy Policies, Data Protection Obligations). Our solutions depend in part on our ability to use data that we obtain in connection with our solutions, and our ability to use this data may be subject to restrictions in our commercial agreements, privacy policies of the entities that provide us with this data, and other Data Protection Obligations.
Compliance with Data Protection Laws and Data Protection Obligations is, and is likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with them could increase our compliance and operational costs; limit our ability to market our solutions and attract new and retain current publishers, CPG brands, retailers, and consumers; limit or eliminate our ability to Process data; require us to modify our platform or our solutions; require us to delete data; expose us to regulatory scrutiny, actions, investigations, fines, and penalties; result in reputational harm; lead to a loss of business; result in claims, litigation, and liability, including class action litigation; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our reputation and business (Adverse Data Protection Impact).
We may be subject to and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws or Data Protection Obligations, or if our Privacy Policies are, in whole or part, found or alleged to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media, or others, which may cause us material reputational harm and harm to our market position. Our actual or perceived failure to comply with Data Protection Laws and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business and results of operations. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. Our service providers or our partners’ failure to adhere to these third-party restrictions on data use or other Data Protection Obligations also may result in claims, proceedings, or actions against us by our business counterparties or other parties, government investigation, government litigation or other proceedings, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business and have an Adverse Data Protection Impact.
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. With laws and regulations in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws, regulations, and standards, or of contractual or other obligations relating to privacy, data protection, or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our data collection, management and Processing practices, our policies or procedures, or our solutions. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards, and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related product solutions, there may be increased scrutiny on our use, disclosure, or other Processing of data, and we may be subject to new and unexpected regulations. Future laws, regulations, standards, and other obligations could, for example, impair our ability to collect, use, or otherwise Process information that we use to provide targeted digital promotions and media to consumers on behalf of CPG brands and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing, disclosure, or other Processing of data or content, or additional requirements associated with data Processing, including any requirements for express or implied consent for the use, retention, disclosure, or other Processing of data or content, could require us to modify our solutions, possibly in a material manner, which we may be unable to complete in a commercially reasonable manner or at all, could prohibit new or potential solutions and features, and could limit our ability to store and Process data or to develop new solutions and features.
We may face challenges in addressing the requirements of any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations, or other standards or obligations and making necessary changes to our policies and practices, and such changes may require us to incur additional costs and restrict our business operations. Although we endeavor to comply with our Privacy Policies and Data Protection Obligations, we may at times fail, or be perceived to fail, to do so or to have previously done so. These laws, regulations, and other Data Protection Obligations often are complex, vague, and difficult to comply with fully, and it is possible that these laws, regulations, and other actual or asserted Data Protection Obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent with each other or that new laws, regulations, or other Data Protection Obligations may be enacted. Moreover, despite our efforts, we may not be successful in achieving or maintaining compliance if our employees or vendors fail to comply with applicable obligations under our Privacy Policies and other privacy-, data protection-, or information security-related laws, regulations, standards, or other actual or alleged Data Protection Obligations.
Our failure or perceived failure to comply with Data Protection Laws, our Privacy Policies, and Data Protection Obligations or any of our other actual or asserted legal obligations or industry standards relating to privacy, data protection, information security, AI, marketing or consumer protection, electronic communications, intellectual property, e-commerce, competition, price discrimination, taxation, or the use of promotions, may subject us to claims, litigation, regulatory investigations and proceedings, fines, or other liabilities, as well as negative publicity or public statements against us by consumer advocacy groups or others. Any such actual or perceived failure to comply with Data Protection Laws, Data Protection Obligations, or other such laws, obligations, or standards could result in significant liability or cause a loss of trust in us, which could cause us to have difficulties attracting new or retaining existing publishers, CPG brands, retailers, and consumers, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our solutions. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our publishers’, CPG brands’, retailers’, and consumers’ ability to use, share, or otherwise Process data or our ability to store, share, or otherwise Process data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition, results of operations, and prospects could be harmed. Additionally, any actual or perceived violation by third parties we work with, such as publishers, CPG brands, and retailers, of Data Protection Laws, Privacy Policies, or other Data Protection Obligations, may put our customers’ data or other content at risk, may result in negative publicity, and could have an Adverse Data Protection Impact.
Interpretations of federal and state laws by relevant authorities regarding money services businesses and money transmitters could impact our rebates solutions.
Various federal laws, such as the Bank Secrecy Act, as amended, impose registration and certain other obligations on companies that are financial institutions, which are broadly defined to include money services businesses (MSBs), such as money transmitters. In addition, many states impose license obligations on those companies that are engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We do not believe we are a money transmitter subject to these laws based, in part, upon the characteristics of and our role with respect to our rewards programs and other offerings. Questions of whether and to what extent our products and offerings require licensure and constitute money transmission are subject to regulatory interpretation and could change over time. If any of our products and offerings were deemed by relevant authorities to subject us to regulation as an MSB or state money transmitter licensure in any state, our regulatory compliance costs would likely increase to meet those requirements and we could be forced to cease conducting certain aspects of our business in certain jurisdictions pending receipt of any necessary licenses, which could negatively impact our business. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product or operational changes involved in maintaining such licenses and meeting other relevant regulatory obligations, which could have a material and adverse effect on our business.
If we do not comply with the specialized regulations and laws in the United States that regulate marketing and promotions, our business could be materially adversely affected.
Marketing and promotions in the United States are regulated extensively by federal and state agencies. These regulations and laws change frequently, differ from state to state, and present a complex and sometimes inconsistent regulatory environment. There is no assurance that we will always be in compliance with these regulations and laws, or that we will be able to comply with all future versions of such regulations and laws. We rely on various internal and external personnel with relevant experience complying with legal requirements applicable to marketing and promotions in the United States, and the loss of personnel with such expertise could adversely affect our business.
The federal and state “tied-house” laws governing ownership interests in alcoholic beverage manufacturers, wholesalers, and retailers may impact our business.
Alcoholic beverage manufacturers, wholesalers, retailers, and their investors are subject to federal and state “tied-house” laws (Tied-House Laws) that restrict investments between the three tiers of the alcoholic beverage industry (the manufacturing tier, the wholesale tier, and the retail tier). Tied-House Laws change frequently, differ from state to state, and present a complex and inconsistent regulatory environment. Tied-House Laws may impact how alcoholic beverage manufacturers and retailers work together and with us, and these impacts could adversely affect our business.
Changes in laws and regulations related to the internet or changes to internet infrastructure may diminish the demand for our solutions, and could have a negative impact on our business.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our solutions in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based solutions and services such as ours. The performance of the internet has been adversely affected by “viruses,” “worms,” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our solutions could decline.
The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in January 2018, the Federal Communications Commission (FCC) released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit internet service providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit internet service providers from entering into arrangements with specific content providers for faster or better access over their data networks. In response to this decision, California and a number of states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In October 2023, the FCC voted to begin the process of reinstating substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. We cannot predict the outcome of any litigation or whether any new FCC order or existing state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC, or the degree to which further regulatory action – or inaction – would adversely affect our business, if at all. If the FCC does not reinstate net neutrality or if state initiatives are modified, overturned, or vacated, internet service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. In a related regulatory context, while the EU requires equal access to internet content, under its Digital Single Market initiative the EU may impose additional requirements that could increase our costs. If new FCC, EU, or other rules directly or inadvertently impose costs on online providers like our business, our expenses may rise. Were any of these outcomes to occur, our ability to retain existing users or attract new users may be impaired, our costs may increase, and our business may be significantly harmed.
We have previously identified material weaknesses in our internal controls over financial reporting, and if we are unable to maintain effective internal controls or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business, financial condition, results of operations, and prospects.
We have previously identified material weaknesses in our internal controls over financial reporting. For example, in connection with the audit of our financial statements as of and for the year ended December 31, 2022, we identified one material weakness in our internal controls over financial reporting that existed as of December 31, 2021 and was remediated as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness related to our risk assessment process and resulted in the ineffective design of process level controls to address the impact on revenue, specifically breakage revenue, of changes made to our platform related to the user redemption liability, and the impact of those changes on reports used in determining breakage revenue.
Although our material weaknesses have been remediated, if we are unable to successfully maintain internal controls over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected. In addition, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be materially adversely affected. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the rules and regulations of the listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we will eventually be required to include in our annual reports filed with the SEC. We will need to hire and successfully integrate additional accounting and financial staff with appropriate company experience and technical accounting knowledge. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, we have identified in the past, and may identify in the future, deficiencies in our controls. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal controls over financial reporting commencing with our second Annual Report on Form 10-K.
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, financial condition, results of operations, and prospects.
As a public company, and particularly after we cease to be an “emerging growth company,” we will incur greater legal, accounting, finance, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the New York Stock Exchange. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could harm our business, financial condition, results of operations, and prospects. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
We also expect these rules and regulations to make it more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations, and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations, and prospects.
Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

As of December 31, 2023, we had no U.S. federal net operating loss carryforwards (NOLs), net of uncertain tax positions, and state NOLs of $76.5 million, net of uncertain tax positions. Our state NOLs begin to expire in 2026. In addition, as of December 31, 2023, we had federal tax credit carryforwards of approximately $17.7 million, which begin to expire in 2038. Our NOLs may be unavailable to offset future taxable income because of restrictions under U.S. tax law, including that our NOLs may expire or may not be available to offset our entire taxable income on an annual basis. For state income tax purposes, there may be periods during which the use of NOLs is limited, which could accelerate or permanently increase state taxes owed.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We believe that we have undergone ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our ability to use our pre-change NOLs and certain other pre-change tax attributes may be limited by such ownership changes as described above, and consequently, we may not be able to use a material portion of our NOLs and certain other tax attributes to offset our taxable income, which could have a material adverse effect on our cash flows and results of operations.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include, but are not limited to, revenue recognition, breakage, allowances for credit losses, income taxes and associated valuation allowances, leases, stock-based compensation, contingent liabilities, impairment of the equity investment, convertible notes derivative liability, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, and the useful lives and impairment of long-lived assets. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations could be adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
Failure to comply with anti-bribery and anti-corruption laws, anti-money laundering laws, and similar laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and, if we expand our operations internationally, possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public and private sector.
We may in the future leverage third parties to sell our products and offerings and conduct our business abroad. We and our employees, agents, representatives, business partners, or third-party intermediaries may therefore have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners, or third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we expand into and increase our international sales and business, our risks under these laws may increase.
These laws also require that we keep accurate books and records and maintain internal accounting controls and compliance procedures designed to prevent any such actions. We cannot assure you that our employees, agents, representatives, business partners, or third-party intermediaries will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violations of the FCPA or other applicable anti-bribery and anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecutions, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. or foreign government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Risks Related to Ownership of Our Class A Common Stock
The dual class stock structure of our common stock concentrates voting control with Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, which will generally preclude our stockholders’ ability to influence the outcome of matters submitted to our stockholders for approval, subject to limited exceptions, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. Accordingly, upon the closing of our initial public offering in April 2024, Mr. Leach held approximately 69.84% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested as of the date of the completion of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 77.06% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, subject to limited exceptions, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among Mr. Leach and his family members and affiliates. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) the date fixed by the board of directors that is no less than 61 days and no more than 180 days following the first time after 11:59 p.m. Eastern Time on April 18, 2024 that the number of outstanding shares of Class B common stock is less than five percent (5%) of the total outstanding shares of our capital stock, (ii) 5:00 p.m. Eastern Time on the date that is seven years after April 18, 2024, (iii) the date fixed by the board of directors that is no less than 61 days and no more than 180 days following the first time after 11:59 p.m. Eastern Time on April 18, 2024 that Mr. Leach is no longer providing services to us as an officer, director, employee, or consultant, and (iv) the date of the death or permanent disability of Mr. Leach.
We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders. Under this policy, the dual class structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have or continue to have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we may be excluded from certain indices, and other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices could preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the trading price of our Class A common stock could be adversely affected.
The public trading price of our Class A common stock may be volatile, and the value of our Class A common stock may decline.
We cannot predict the prices at which our Class A common stock will trade. The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales or expected sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•any plans we may have to provide or not to provide financial guidance or projections, which may increase the probability that our financial results are perceived as not in line with analysts’ expectations;
•if we do provide financial guidance or projections, any changes in those projections or our failure to meet those projections;

•changes in the anticipated future size or growth rate of our addressable markets;
•announcements by us or our competitors of new solutions or platform features;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or security breaches or other incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any additions or departures of board members, management, or key personnel;
•expiration of lock-up agreements and market stand-off provisions;
•the impact of seasonality;
•other events or factors, including those resulting from war, incidents of terrorism, or pandemics including the COVID-19 pandemic; and
•general economic conditions and slow or negative growth of our markets.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Although we do not expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we expect to have the right to use such exemption, and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our dual class common stock structure, Mr. Leach and entities affiliated with Mr. Leach currently hold a majority of the voting power of our outstanding capital stock, and Mr. Leach has the authority to vote the shares of Class B common stock at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of the New York Stock Exchange. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of the New York Stock Exchange regarding corporate governance, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its nominating or corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and an annual performance evaluation of the committee; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, an annual performance evaluation of the committee, and the rights and responsibilities of the committee related to any compensation consultant, independent legal counsel, or any other advisor retained by the committee.
These requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” we do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the listing standards of the New York Stock Exchange. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of the New York Stock Exchange, which could adversely affect the protections for other stockholders.
Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.
Additional sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock. Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock, or both.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and have the option to use certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our initial public offering, (B) in which we have total annual revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company.
Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal controls over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal controls over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in Ibotta and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (DGCL) may discourage, delay, or prevent a change in control by prohibiting us from engaging in certain business combinations with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of Ibotta more difficult, including the following:
•certain amendments to our amended and restated certificate of incorporation or our amended and restated bylaws require the approval of at least 66 2/3% of the voting power of our then-outstanding and issued capital stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and stockholders will only be permitted to remove directors from office for cause from and after the Voting Threshold Date (as defined in our amended and restated certificate of incorporation) and for so long as the board is classified;
•our dual class common stock structure generally provides Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, with the ability to determine the outcome of matters requiring stockholder approval, subject to limited exceptions, even if he owns significantly less than a majority of the shares of our outstanding capital stock;
•from and after the Voting Threshold Date (as defined in our amended and restated certificate of incorporation), our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not permit cumulative voting;
•vacancies and other unfilled seats on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, our President, or the board acting pursuant to a resolution adopted by a majority of the total number of authorized directors whether or not there exist any vacancies or unfilled seats in previously authorized directorships on our board of directors;
•unless we consent in writing to the selection of an alternative forum, certain litigation against us or our directors, officers, stockholders, or employees can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes 100 million shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued by the board of directors without further action by our stockholders, except that the approval of a majority of the outstanding shares of Class B common stock is required for the issuance of any shares of capital stock having the right to more than one vote per share; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors at an annual or special meeting of stockholders or to propose business before an annual meeting of stockholders.
These provisions, alone or together, could discourage, delay, or prevent a transaction involving a change in control of Ibotta. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws generally provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, or employees.
Our amended and restated bylaws generally provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of proceedings:
•any derivative action or proceeding brought on behalf of us;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, or other employees to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended from time to time); or
•any action asserting a claim governed by the internal affairs doctrine.
Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (Securities Act) against any person in connection with any offering of our securities.
Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, these exclusive-forum provisions may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, or other employees, which may discourage lawsuits against us and our directors, officers, stockholders, and other employees. Our amended and restated bylaws also limit the ability of a person to bring a claim in a judicial forum that it finds favorable for disputes arising under the Securities Act against any person in connection with any offering of our securities, including any auditor, underwriter, expert, control person, or other defendant. Any person or entity purchasing, holding, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. The enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. We also note that stockholders cannot waive compliance (or consent to noncompliance) with the federal securities laws and the rules and regulations thereunder. If a court were to find either exclusive-forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could significantly harm our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendation regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
Additional issuances of our stock could result in significant dilution to our stockholders.
Additional issuances of our stock will result in dilution to existing holders of our capital stock. Also, to the extent outstanding additional shares subject to options and warrants to purchase our capital stock are authorized and exercised, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares. In addition, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our Class A common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our Class A common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our Class A common stock price could encourage investors to engage in short sales of our Class A common stock, which could further contribute to price declines in our Class A common stock. The fact that our warrant holders can sell substantial amounts of our Class A common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.
To the extent we issue shares of our capital stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of our warrants could make us a less attractive acquisition vehicle in the eyes of a target business since the exercise of warrants could reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Further, our warrants could make the structuring of any strategic transaction more complex and affect the terms of any such strategic transaction.

For example, on May 17, 2021, we issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. Pursuant to the terms of the Walmart Warrant, Walmart has the right to purchase up to 4,121,034 shares of our Class A common stock at an exercise price of $70.12 per share.
As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
General Risks
Natural disasters and other events beyond our control could harm our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce, and the global economy, and thus could have a negative effect on us. Our facilities are located in Denver, Colorado. Our business operations are subject to interruption by natural disasters, blizzards, flooding, fire, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our customers, could decrease demand for our solutions, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations, and our business, financial condition, results of operations, and prospects could be adversely affected in the event of a major natural disaster or catastrophic event. The occurrence of any of these business disruptions could seriously harm our business, financial condition, results of operations, and prospects.
We do not intend to pay dividends on our Class A common stock in the foreseeable future, so any returns will be limited to the value of our Class A common stock.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our 2021 Credit Facility contains restrictions on our ability to pay dividends. Consequently, our stockholders may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Equity Securities
From January 1, 2024 through March 31, 2024, we granted to our directors, officers, employees, consultants, and other service providers an aggregate of 948,229 shares of our common stock issuable upon the vesting and settlement of restricted stock unit awards under our 2011 Equity Incentive Plan (2011 Plan), 643,057 of which were shares of Class A common stock issuable upon the vesting and settlement of restricted stock unit awards that became effective immediately prior to our initial public offering, based upon our initial public offering price of $88.00 per share.
From January 1, 2024 through March 31, 2024, we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 184,148 shares of our common stock under the 2011 Plan at an exercise price of $31.15 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts, or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On April 22, 2024, we completed our initial public offering in which we registered and sold an aggregate of 2,500,000 shares of our Class A common stock for our account, and we registered an aggregate of 4,060,700 shares of our Class A common stock that certain selling stockholders (Selling Stockholders) sold for their accounts. The shares of Class A common stock sold in our initial public offering were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-278172) (IPO Registration Statement), which was declared effective by the U.S. Securities and Exchange Commission on April 17, 2024. Our shares of Class A common stock were sold at an initial public offering price of $88.00 per share, which generated aggregate gross proceeds of $220.0 million for our account and $357.3 million for the accounts of the Selling Stockholders. Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., and BofA Securities, Inc. acted as representatives of the underwriters for the offering.
We received net proceeds from our initial public offering of approximately $197.5 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $9.3 million. Larry W. Sonsini is a member of our board of directors and a member of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation (Wilson Sonsini), which is also outside corporate counsel to the company. For our initial public offering, the company incurred expenses for legal services rendered by Wilson Sonsini totaling $3.5 million. We believe that our arrangements with Wilson Sonsini were on terms no less favorable to us than would have been available from unrelated law firms of similar size and stature. Except as disclosed herein, no payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
There has been no material change in the expected use of the net proceeds from our initial public offering as described in the Prospectus.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
No directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended March 31, 2024.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-42018	3.1	April 22, 2024
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-42018	3.2	April 22, 2024
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-278172	4.1	April 08, 2024
4.2#	Warrant Agreement by and between the registrant and Walmart Inc., dated May 17, 2021.	S-1	333-278172	4.3	March 22, 2024
4.3	Amendment to Warrant Agreement by and between the registrant and Walmart Inc., dated March 21, 2024.	S-1	333-278172	4.4	March 22, 2024
10.1+	2024 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-278172	10.1	April 08, 2024
10.2+	2024 Employee Stock Purchase Plan and forms of agreement thereunder.	S-1/A	333-278172	10.2	April 08, 2024
10.3+	2011 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-278172	10.3	March 22, 2024
10.4+	Executive Incentive Compensation Plan.	S-1	333-278172	10.4	March 22, 2024
10.5+	Outside Director Compensation Policy.	S-1/A	333-278172	10.5	April 08, 2024
10.6+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-278172	10.6	March 22, 2024
10.7+	Confirmatory Employment Letter, by and between the registrant and Bryan Leach, effective as of March 14, 2024.	S-1	333-278172	10.7	March 22, 2024
10.8+	Confirmatory Employment Letter, by and between the registrant and Sunit Patel, effective as of March 14, 2024.	S-1	333-278172	10.8	March 22, 2024
10.9+	Confirmatory Employment Letter, by and between the registrant and Marisa Daspit, effective as of March 14, 2024.	S-1	333-278172	10.9	March 22, 2024
10.10+	Confirmatory Employment Letter, by and between the registrant and Richard Donahue, effective as of March 14, 2024.	S-1	333-278172	10.10	March 22, 2024
10.11+	Offer Letter, by and between the registrant and David T. Shapiro, effective as of March 14, 2024.	S-1	333-278172	10.11	March 22, 2024
10.12+	Confirmatory Employment Letter, by and between the registrant and Amir El Tabib, effective as of March 14, 2024.	S-1	333-278172	10.12	March 22, 2024

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.13+	Confirmatory Employment Letter, by and between the registrant and Chris Jensen, effective as of March 14, 2024.	S-1	333-278172	10.13	March 22, 2024
10.14+	Confirmatory Employment Letter, by and between the registrant and Luke Swanson, effective as of March 15, 2024.	S-1	333-278172	10.14	March 22, 2024
10.15+	Change in Control and Severance Agreement between the registrant and Sunit Patel, effective as of March 19, 2024.	S-1	333-278172	10.16	March 22, 2024
10.16+	Change in Control and Severance Agreement between the registrant and Marisa Daspit, effective as of March 14, 2024.	S-1	333-278172	10.17	March 22, 2024
10.17+	Change in Control and Severance Agreement between the registrant and Rich Donahue, effective as of March 14, 2024.	S-1	333-278172	10.18	March 22, 2024
10.18+	Change in Control and Severance Agreement between the registrant and David T. Shapiro, effective as of February 11, 2024.	S-1	333-278172	10.19	March 22, 2024
10.19+	Change in Control and Severance Agreement between the registrant and Amir El Tabib, effective as of March 14, 2024.	S-1	333-278172	10.20	March 22, 2024
10.20+	Change in Control and Severance Agreement between the registrant and Chris Jensen, effective as of March 16, 2024.	S-1	333-278172	10.21	March 22, 2024
10.21	Form of Equity Exchange Right Agreement between the registrant, Bryan Leach and certain entities affiliated with Bryan Leach.	S-1	333-278172	10.30	March 22, 2024
10.22	Form of Share Exchange Agreement between the registrant, Bryan Leach and certain entities affiliated with Bryan Leach.	S-1	333-278172	10.31	March 22, 2024
10.23+	Form of Restricted Stock Unit Award Agreement between the registrant and Bryan Leach.	S-1/A	333-278172	10.32	April 08, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
_______________
^    This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. This will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+Indicated management contract or compensatory plan.
#    Certain confidential information contained in this exhibit has been omitted because it is both (i) not material; and (ii) the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBOTTA, INC.

Date:	May 30, 2024	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 30, 2024	By:	/s/ Sunit Patel
Sunit Patel
Chief Financial Officer
(Principal Financial Officer)

Date:	May 30, 2024	By:	/s/ Jared Chomko
Jared Chomko
Vice President, Accounting
(Principal Accounting Officer)