Form 10-Q
period 2024-06-30
Ibotta, Inc.
filed 2024-08-14
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2024, the registrant had outstanding 27,502,342 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.

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
•our expectations concerning relationships with third parties, including with Walmart Inc., a Delaware corporation, Dollar General Corporation, a Tennessee corporation, and Family Dollar Stores, LLC, a Delaware limited liability company;
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
•the increased expenses associated with being a public company; and
•the impact of the COVID-19 pandemic, or a similar public health threat, or the ongoing conflicts between Russia and Ukraine and Hamas and Israel, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
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
We announce material information to the public through filings with the U.S. Securities and Exchange Commission, the investor relations page on our website (https://www.ibotta.com), press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$317,858	$62,591
Accounts receivable, less allowances of $3,437 and $3,160, respectively	209,023	226,439
Prepaid expenses and other current assets	7,353	9,314
Total current assets	534,234	298,344
Property and equipment, less accumulated depreciation of $9,376 and $8,905, respectively	2,272	2,541
Capitalized software development costs, less accumulated amortization of $15,842 and $13,482, respectively	14,361	12,844
Equity investment	4,531	4,531
Other long-term assets	652	1,530
Total assets	$556,050	$319,790
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,235	$8,937
Due to third-party publishers	80,542	73,155
Deferred revenue	2,831	2,628
User redemption liability	81,044	84,531
Accrued expenses	16,918	24,582
Other current liabilities	3,596	4,317
Total current liabilities	190,166	198,150
Long-term liabilities:
Long-term debt, net	–	64,448
Convertible notes derivative liability	–	25,400
Other long-term liabilities	6,182	3,864
Total liabilities	196,348	291,862
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, $0.00001 par value: zero and 17,245,954 shares authorized, issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	–	–
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	–	–
Common stock, $0.00001 par value: zero shares authorized, issued, and outstanding as of June 30, 2024; 40,000,000 shares authorized and 9,207,337 shares issued and outstanding as of December 31, 2023	–	–
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized and 27,472,946 shares issued and outstanding as of June 30, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	–	–
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of June 30, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	–	–
Additional paid-in capital	593,559	237,116
Accumulated deficit	(233,857)	(209,188)
Total stockholders' equity	359,702	27,928
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$556,050	$319,790
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$87,926	$77,385	$170,253	$135,076
Cost of revenue	12,283	9,644	22,798	20,894
Gross profit	75,643	67,741	147,455	114,182
Operating expenses:
Sales and marketing	50,018	22,208	78,147	43,810
Research and development	17,526	12,220	31,167	23,915
General and administrative	28,708	12,737	41,862	26,071
Depreciation and amortization	1,048	762	2,031	1,514
Total operating expenses	97,300	47,927	153,207	95,310
(Loss) income from operations	(21,657)	19,814	(5,752)	18,872
Interest income (expense), net	2,672	(1,545)	867	(3,217)
Loss on debt extinguishment	(9,630)	–	(9,630)	–
Other expense, net	(1,414)	(238)	(3,116)	(1,741)
(Loss) income before provision for income taxes	(30,029)	18,031	(17,631)	13,914
Provision for income taxes	(3,937)	(2,690)	(7,038)	(2,856)
Net (loss) income	$(33,966)	$15,341	$(24,669)	$11,058
Net (loss) income per share:
Basic	$(1.32)	$1.73	$(1.41)	$1.25
Diluted	$(1.32)	$0.58	$(1.41)	$0.42
Weighted average common shares outstanding:
Basic	25,659,465	8,882,350	17,484,092	8,851,194
Diluted	25,659,465	26,563,550	17,484,092	26,528,229
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(33,966)	$15,341	$(24,669)	$11,058
Other comprehensive income:
Net unrealized gain on short-term investments	–	49	–	126
Total other comprehensive income	–	49	–	126
Comprehensive (loss) income	$(33,966)	$15,390	$(24,669)	$11,184
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	17,245,954	$—	8,793,880	$—	$212,637	$(247,305)	$(126)	$(34,794)
Net loss	—	$—	—	$—	—	$(4,283)	—	$(4,283)
Other comprehensive income	—	$—	—	$—	—	$—	77	$77
Exercise of stock options	—	$—	23,991	$—	262	$—	—	$262
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	$—	—	$—	1,886	$—	—	$1,886
Release of restricted stock purchase shares from repurchase option	—	$—	25,551	$—	212	$—	—	$212
Balance, March 31, 2023	17,245,954	$—	8,843,422	$—	$214,997	$(251,588)	$(49)	$(36,640)
Net income	—	$—	–	$—	—	$15,341	—	$15,341
Other comprehensive loss	—	$—	–	$—	—	$—	49	$49
Exercise of stock options	—	$—	52,228	$—	409	$—	—	$409
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	$—	—	$—	1,898	$—	—	$1,898
Release of restricted stock purchase shares from repurchase option	—	$—	25,552	$—	212	$—	—	$212
Balance, June 30, 2023	17,245,954	$—	8,921,202	$—	$217,516	$(236,247)	$—	$(18,731)
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY, CONT.
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	17,245,954	—	9,207,337	$—	$237,116	$(209,188)	$—	$27,928
Net income	—	—	—	—	—	9,297	—	9,297
Exercise of stock options	—	—	187,777	—	1,799	—	—	1,799
Other	—	—	(3,000)		(91)	—	—	(91)
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	–	—	4,950	—	—	4,950
Release of restricted stock purchase shares from repurchase option	—	—	25,551	—	212	—	—	212
Balance, March 31, 2024	17,245,954	—	9,417,665	$—	$243,986	$(199,891)	$—	$44,095
Net loss	—	—	—	—	—	(33,966)	—	(33,966)
Exercise of stock options	—	—	244,112	—	2,913	—	—	2,913
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	44,912	—	—	44,912
Release of restricted stock purchase shares from repurchase option	—	—	25,552	—	212	—	—	212
Conversion of convertible debt	—	—	1,177,087	—	103,584	—		103,584
Conversion of redeemable convertible preferred stock	(17,245,954)	—	17,245,954	—	—	—		—
Initial public offering, net of issuance costs of $22.0 million	—	—	2,500,000	—	197,952	—		197,952
Balance, June 30, 2024	—	—	30,610,370	—	593,559	(233,857)	—	359,702
_______________
(1)Amounts combine the Company’s common stock, Class A common stock, and Class B common stock. See Note 7 - Redeemable Convertible Preferred Stock and Stockholders' Equity for discussion of the establishment of the Company’s two classes of common stock and the reclassification of its common stock into Class A common stock in connection with the Company’s initial public offering in April 2024.

See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities
Net (loss) income	$(24,669)	$11,058
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,023	3,254
Impairment of capitalized software development costs	366	692
Stock-based compensation expense	24,802	3,584
Common stock warrant expense	24,860	–
Credit loss expense	681	409
Loss on extinguishment of debt	9,630	–
Amortization of debt discount and issuance costs	1,029	1,641
Change in fair value of convertible notes derivative liability	3,085	1,700
Other	23	40
Changes in assets and liabilities:
Accounts receivable	16,741	(23,628)
Other current and long-term assets	(1,603)	895
Accounts payable	(2,917)	745
Due to third-party publishers	7,387	11,257
Accrued expenses	(7,787)	(2,347)
Deferred revenue	203	596
User redemption liability	(3,487)	(8,069)
Other current and long-term liabilities	2,019	(756)
Net cash provided by operating activities	54,386	1,071
Investing activities
Additions to property and equipment	(353)	(202)
Additions to capitalized software development costs	(4,436)	(3,560)
Maturities of short-term investments	–	27,900
Net cash (used in) provided by investing activities	(4,789)	24,138
Financing activities
Proceeds from exercise of stock options	4,706	671
Proceeds from initial public offering, net	206,692	–
Deferred offering costs	(5,637)	–
Other financing activities	(91)	–
Net cash provided by financing activities	205,670	671
Net change in cash and cash equivalents	255,267	25,880
Cash and cash equivalents, beginning of period	62,591	17,818
Cash and cash equivalents, end of period	$317,858	$43,698
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Supplemental disclosures of cash flow information
Interest paid	$2,497	$2,296
Income taxes paid	$4,968	$556
Supplemental disclosures of non-cash investing and financing activities
Deferred offering costs not yet paid	$400	$–
Stock-based compensation included in capitalized software development costs	$201	$200
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

1. Nature of Operations
Ibotta, Inc. (Company, we, or our) is a technology company that allows consumer packaged goods (CPG) brands to deliver digital promotions to millions of consumers through a single, convenient network called the Ibotta Performance Network (IPN). We provide promotional services to publishers, retailers, and advertisers through the IPN, which includes our direct-to-consumer (D2C) mobile, web, and browser extension properties and our growing network of third-party publisher properties. The majority of the Company’s revenues are derived from the fees we earn from customers when consumers redeem offers. The Company also derives revenue from fees we earn from customers for ad products across the Company’s platform in support of their promotional campaigns, as well as from data products.
Initial Public Offering
On April 22, 2024, the Company closed its initial public offering (IPO), in which we issued and sold 2,500,000 shares of our Class A common stock at $88.00 per share (IPO price). The Company received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million. Certain selling stockholders (Selling Stockholders) offered an additional 4,060,700 shares of the Company’s Class A common stock at the IPO price in a secondary offering, for which the Company received no proceeds. In connection with the secondary offering, on April 25, 2024, the underwriters for the IPO exercised their option to purchase an additional 984,105 shares of the Company’s Class A common stock from the Selling Stockholders at the IPO price less underwriting discounts and commissions, with all proceeds going to the Selling Stockholders.
In connection with the IPO, 17,245,954 shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company’s common stock, which were then reclassified into an equal number of shares of the Company’s Class A common stock, 9,511,741 shares of the Company’s common stock outstanding were reclassified into an equal number of shares of the Company’s Class A common stock, 3,668,427 shares of the Company’s Class A common stock were exchanged for an equivalent number of the Company’s Class B common stock shares, and $75.1 million of convertible notes automatically converted into 1,177,087 shares of the Company’s Class A common stock. In addition, an anti-dilution adjustment to the common stock purchase warrant to Walmart, Inc., a Delaware corporation, (Walmart Warrant) increased the number of shares of the Company’s Class A common stock issuable under the Walmart Warrant by 592,457 shares resulting in $17.5 million of incremental stock-based compensation expense. Certain equity awards with liquidity event-based vesting conditions accelerated in vesting, resulting in $14.0 million of additional stock-based compensation expense.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, which can be found in the Company’s final prospectus dated April 17, 2024, filed with the SEC pursuant to Rule 424(b)(4) (Prospectus) under the Securities Act of 1933, as amended (Securities Act).

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
The condensed financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. These operating results are not necessarily indicative of the results that may be expected of the full year performance.
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
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed financial statements and accompanying notes. Management evaluates its estimates that include, but are not limited to, revenue recognition, breakage, stock-based compensation, allowance for credit losses, income taxes and associated valuation allowances, leases, contingent liabilities, convertible notes derivative liability, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, and the useful lives and impairment of long-lived assets. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the condensed financial statements are reasonable, based on information available at the time they are made. Actual results could differ materially from these estimates.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The principal activities from which the Company generates revenue are as follows:
Redemption Revenue
The Company’s customers promote their products and services to consumers through cash back offers on the IPN, and the Company earns a fee per redemption. The Company recognizes revenue from redemption campaign customers as fees are earned, net of awards to consumers, as the Company acts as the agent to the Company's customers in the facilitation of the sale to the consumer. The Company may also charge fees to set up a redemption campaign which are deferred and recognized over the average duration of historical redemption campaigns.
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
Stock-Based Compensation
Stock-based compensation for equity awards, including stock options, restricted stock units (RSUs), and awards granted under the Company’s employee stock purchase plan, or ESPP, is measured based on the grant date fair value of the award. For awards with service conditions only, the Company recognizes compensation expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally four years. For awards with both service and performance conditions, the Company recognizes compensation expense, net of actual forfeitures, under the accelerated attribution method when performance conditions are considered probable of being achieved.
The fair value of RSUs with only service or performance conditions is equal to the fair value of the underlying common stock at the date of grant. For RSUs with market-based conditions, the Company determines the grant date fair value utilizing a Monte Carlo simulation, which incorporates the probability of achievement of the market-based condition. The fair value of stock options and ESPP awards is estimated on the grant date using the Black-Scholes option-pricing model. The Company’s use of the valuation models requires the input of subjective assumptions. The assumptions used in the Company’s valuation models represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
These assumptions and estimates are as follows:
•Expected Dividend Rate. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid dividends and does not expect to do so in the foreseeable future, and as such, the dividend yield has been estimated to be zero.
•Expected Volatility. The expected volatility is determined with reference to historical stock volatilities of comparable guideline public companies over a period equivalent to the expected term of the award, as the Company does not have a trading history for its common stock.
•Expected Term. The expected term is the period of time for which the award is expected to be outstanding, assuming that it vests. We estimate the expected term for stock options using the simplified method, calculated as the midpoint between the requisite service period and the contractual term of the award. The simplified approach is applied as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For ESPP awards, the expected term is the time period from the grant date to the respective purchase dates included within each offering period.
•Risk-Free Interest Rate. The risk-free rate is determined based on the U.S. Treasury Yield Curve with respect to the stock options' expected term.
•Fair Value of Common Stock. Prior to the IPO, as the Company’s common stock was not yet publicly traded, the Company engaged a valuation specialist to estimate the fair value of its common stock. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company’s common stock.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees related to the anticipated sale of the Company’s common stock in the IPO, were capitalized and recorded in prepaid expenses and other current assets on the condensed balance sheets prior to the IPO. After the IPO, all deferred offering costs were reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discounts, received from the IPO on the condensed balance sheets.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires enhanced disclosures about significant segment expenses. In addition, the amendments include enhanced interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. The amendments of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. While the application of this guidance will result in additional disclosure concerning the Company’s single reportable segment, it is not expected to have a significant impact on the Company’s condensed financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While the application of this guidance will result in enhanced disclosures, it is not expected to have a significant impact on the Company’s condensed financial statements.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Other than the items noted above, there are no new accounting pronouncements not yet effective or adopted in the current year that the Company believes have a significant impact, or potentially significant impact, to its condensed financial statements.
3. User Redemption Liability Extinguishment
The Company reflects a user redemption liability in the condensed balance sheets associated with the undistributed earnings of consumers on Ibotta’s D2C properties. A portion of these undistributed earnings is never expected to be cashed out by consumers due to inactivity and will therefore be recognized as breakage by the Company.
Consumers’ accounts that have no activity for six months are considered inactive and charged a $3.99 per month maintenance fee until the balance is reduced to zero or new activity ensues. Balances associated with accounts that are deactivated for violation of the Company’s terms of use are also recognized as breakage. The Company estimates breakage at the time of user redemption and reduces the user redemption liability accordingly. Breakage estimates are made based on historical breakage patterns, and the preparation of estimates includes judgments of the applicability of historical patterns to current and future periods. Breakage is recorded in revenue related to funded awards, as an offset to sales and marketing expense related to self-funded awards, and as an offset to cost of revenue related to gift card purchases and sponsored user awards earned from watching an advertising video.
The Company’s breakage is recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$3,707	$12,769	$7,630	$15,757
Cost of revenue	54	302	115	370
Sales and marketing	478	2,543	1,017	3,292
Total breakage	$4,239	$15,614	$8,762	$19,419
The user redemption liability was $81.0 million and $84.5 million as of June 30, 2024 and December 31, 2023, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued employee expenses	$12,139	$18,156
Other accrued expenses	4,779	6,426
Total accrued expenses	$16,918	$24,582

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
5. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Convertible notes	$–	$75,099
Revolving line of credit	–	–
Total debt	–	75,099
Less: unamortized debt discount	–	(10,440)
Less: unamortized debt issuance costs	–	(211)
Long-term debt, net	$–	$64,448
The Company recognized interest expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$504	$1,155	$2,497	$2,297
Amortization of debt discount and issuance costs	203	825	1,029	1,641
Total interest expense	$707	$1,980	$3,526	$3,938
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
The Company determined that certain conversion provisions embedded in the convertible notes represented contingent exchange features that qualified as embedded derivatives under ASC 815, Derivatives and Hedging. The qualifying features were collectively bifurcated from the debt host and recorded as a derivative liability in the condensed balance sheets. The derivative liability was accounted for on a fair market value basis. The initial value of the derivative liability at issuance was $16.1 million with the offset recorded as a discount to the notes. Changes in fair value were recognized in other expense, net, in the condensed statements of operations. The debt discount was amortized to interest expense over the contractual term of the debt using the straight-line method which approximates the effective interest method. Refer to Note 6 – Fair Value Measurements for further discussion of the valuation of the derivative liability.
Concurrently upon the closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of the Company’s Class A common stock. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $9.6 million loss on extinguishment calculated as the difference between the fair value of the shares issued and the carrying value of the notes and the embedded derivative liability. Immediately prior to the extinguishment, a $1.4 million loss was recognized from the change in fair value of the embedded derivative liability. During the six months ended June 30, 2024, a loss of $3.1 million was recognized from the change in fair value of the embedded derivative liability.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
2021 Credit Facility
On November 3, 2021, the Company executed the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, which consists of a $50.0 million revolving line of credit. In March 2023, the Company executed a letter agreement to amend the 2021 Credit Facility to reduce the percentage of funds required to be maintained with Silicon Valley Bank. In December 2023, the Company executed the Second Loan Modification Agreement with Silicon Valley Bank, which, among other things, extended the initial maturity date of the 2021 Credit Facility to November 3, 2025 and amended the financial covenant liquidity ratio calculation. The 2021 Credit Facility, as amended by the subsequent amendment and modification agreements, is referred to herein as the Amended 2021 Credit Facility. As a result of our IPO, the maturity date of the Amended 2021 Credit Facility can be extended to November 3, 2026.
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
As of June 30, 2024, there was no outstanding balance under the Amended 2021 Credit Facility and $50.0 million available. The Company is in compliance with all financial covenants under the Amended 2021 Credit Facility during all periods presented. All obligations under the Amended 2021 Credit Facility are secured by substantially all of the assets of the Company, including intellectual property.
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$315,660	$315,660	$–	$–
Total assets	$315,660	$315,660	$–	$–

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,890	$57,890	$–	$–
Total assets	$57,890	$57,890	$–	$–
Liabilities:
Convertible notes derivative liability	25,400	–	–	25,400
Total liabilities	$25,400	$–	$–	$25,400
The Company’s cash equivalents are held in money market funds, which are measured using quoted prices for identical assets in active markets and are therefore classified as Level 1 in the fair value hierarchy.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
As of December 31, 2023, the estimated fair value of the Company’s convertible notes was $95.4 million. Long-term debt is recorded at its carrying value in the condensed balance sheets, which may differ from its fair value. The fair value was estimated using Level 3 inputs in a Monte Carlo simulation.
Convertible Notes Derivative Liability
The convertible notes contained certain embedded features that were required to be bifurcated and recorded separately from the debt host as a derivative liability at fair value. Refer to Note 5 – Long-Term Debt for further information.
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
The following table summarizes the activity related to the fair value of the convertible notes derivative liability (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fair value at beginning of period	$27,100	$21,900	$25,400	$20,400
Change in fair value	1,385	200	3,085	1,700
Settlement of derivative liability	(28,485)	–	(28,485)	–
Fair value at end of period	$–	$22,100	$–	$22,100
Concurrently upon closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of the Company’s Class A common stock, and the conversion was accounted for as a debt extinguishment. Immediately prior to the extinguishment, a $1.4 million loss was recognized from the change in fair value of the embedded derivative liability. During the six months ended June 30, 2024, a loss of $3.1 million was recognized from the change in fair value of the embedded derivative liability.
Equity Investment
On July 2, 2019, the Company acquired 628,930 shares of the Series A Preferred Stock of a privately held software company in exchange for cash consideration of $0.8 million. The investment represents a minority interest, and the Company has determined that it does not have significant influence over the company. The preferred shares comprising the investment are illiquid, and the fair value is not readily determinable. The Company has elected the measurement alternative to measure this investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
During the three and six months ended June 30, 2024 and 2023, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
7. Redeemable Convertible Preferred Stock and Stockholders’ Equity
On April 22, 2024, the Company closed its IPO, in which we issued and sold 2,500,000 shares of our Class A common stock at the IPO price. The Company received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million. The Selling Stockholders offered an additional 4,060,700 shares of the Company’s Class A

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
common stock at the IPO price in a secondary offering, for which the Company received no proceeds. In connection with the secondary offering, on April 25, 2024, the underwriters for the IPO exercised their option to purchase an additional 984,105 shares of the Company’s Class A common stock from the Selling Stockholders at the IPO price less underwriting discounts and commissions, with all proceeds going to the Selling Stockholders.
In connection with the IPO, on April 22, 2024, the Company filed an amended and restated certificate of incorporation (Restated Certificate). Immediately prior to the effectiveness of the Restated Certificate, all 17,245,954 outstanding shares of redeemable convertible preferred stock automatically converted into an equal number of shares of the Company’s common stock, which were then reclassified into an equal number of shares of the Company’s Class A common stock. In connection with the filing of our Restated Certificate, 9,511,741 shares of the Company’s common stock were reclassified into an equal number of shares of the Company’s Class A common stock. Immediately following the effectiveness of the Restated Certificate and common stock reclassification, 3,668,427 shares of the Company’s Class A common stock outstanding and beneficially owned by Bryan Leach, Chief Executive Officer and President, and certain related entities, were exchanged for an equivalent number of shares of the Company’s Class B common stock. Concurrently upon the closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of the Company’s Class A common stock.
Upon the completion of the IPO and filing of the Restated Certificate, the Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Redeemable Convertible Preferred Stock
As of June 30, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
Preferred Stock
As of June 30, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
capital stock. Each share of the Company’s Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of the Company’s Class A common stock.
The Company had shares of common stock reserved for issuance as follows:

	June 30, 2024	December 31, 2023
Redeemable convertible preferred stock outstanding	–	17,245,954
Stock options outstanding	4,039,997	4,516,612
Restricted stock units outstanding	1,051,527	–
Restricted stock purchase	62,743	113,846
Common stock warrant	4,121,034	3,528,577
Remaining shares reserved for future issuances under equity incentive plans	4,273,307	569,736
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	715,000	–
Total shares	14,263,608	25,974,725
Restricted Stock Purchase
On February 9, 2021, the Company granted an officer of the Company the right to purchase 408,824 shares of restricted common stock, and the officer exercised the purchase option at the grant date fair value of $8.30 per share, for a total exercise price of $3.4 million (restricted stock purchase). As the restricted stock purchase contained a repurchase option for the Company, the exercise price was initially recognized as a deposit liability that is offset to additional paid in capital as the repurchase option is released. One quarter of the shares were released from the Company’s repurchase option on the one-year anniversary of the grant, and one forty-eighth of the shares are released monthly for the 36 months thereafter.
As of June 30, 2024, $2.9 million had been released from the Company’s repurchase option and recorded to additional paid in capital. The portion of shares to be released from the repurchase option in the next 12 months, recorded in other current liabilities, is $0.5 million. As of December 31, 2023, $2.4 million had been released from the repurchase option and recorded to additional paid in capital. As of December 31, 2023, the portion of shares to be released from the repurchase option in the next 12 months, recorded in other current liabilities, was $0.8 million and the remainder of $0.2 million was recorded in other long-term liabilities.
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
Pursuant to the terms of the Walmart Warrant, Walmart has the right to purchase up to 3,528,577 shares of the Company’s common stock, subject to a non-discretionary anti-dilution provision, at an exercise price of $70.12, subject to decreases in the event of an initial public offering, a change in control, a direct listing, or a special purpose acquisition company transaction (i.e., liquidity event), if certain pricing thresholds were not met. In accordance with the non-discretionary anti-dilution provision, prior to the consummation of the IPO, the number of shares exercisable increased by an amount equal to 12.4% of the total increase of the Company’s fully diluted capitalization since issuance. The Walmart Warrant shares increased by 592,457 shares to a new total of 4,121,034 shares.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Vesting of the Walmart Warrant is subject to certain conditions, including the achievement of certain milestones and satisfaction of obligations of both parties, or (with respect to 1,648,413 of such shares after the anti-dilution adjustment) the passage of time after the achievement of certain milestones, subject to acceleration if certain operating goals are achieved. Failure to satisfy these conditions or termination of the Commercial Agreement would result in a decrease in the number of shares vesting under the Walmart Warrant. The Walmart Warrant expires, and any vested warrants are no longer exercisable, effective May 17, 2031, or May 17, 2028 in certain cases if the Commercial Agreement is no longer in effect.
The grant date (measurement date) of the Walmart Warrant is May 17, 2021, which is the date of the Commercial Agreement. The aggregate grant date fair value of the Walmart Warrant was $35.3 million. To factor in the various terms and conditions of the Walmart Warrant, including the potential adjustments if certain pricing thresholds were not met upon an initial public offering or other liquidity event (i.e., considered a market condition), the fair value was determined based on probability weighted estimated fair values determined under both a Black-Scholes option pricing valuation model (assuming no liquidity event) and a Monte Carlo simulation valuation model (assuming a potential liquidity event) with the following assumptions:

	Black-Scholes Option Pricing Model	Monte Carlo Simulation
Risk-free interest rate	1.64%	1.64%
Expected dividend yield	–	–
Expected volatility	50%	50% / 65%
Expected term (in years)	10.0	10.0
The adjustment under the anti-dilution provision on April 22, 2024 represents a modification under ASC 718. The aggregate grant date fair value of the 592,457 additional shares granted under the anti-dilution provision is $37.2 million. The fair value was determined based on a Black-Scholes option pricing valuation model with the following assumptions:

Black-Scholes Option Pricing Model
Risk-free interest rate	4.61%
Expected dividend yield	–
Expected volatility	65%
Expected term (in years)	7.1
The fair value of the portion of the Walmart Warrant that vests upon achievement of the performance conditions is recognized as sales and marketing expense when the performance conditions are considered probable of achievement, and the fair value of the remaining portion is recognized as sales and marketing expense over time beginning upon achievement of certain performance conditions through the remainder of the Commercial Agreement term, subject to acceleration if certain operating goals are achieved, and subject to certain forfeiture and repurchase terms. As of June 30, 2023, the performance conditions required for vesting were not considered probable, and therefore no stock-based compensation expense was recorded during the three and six months ended June 30, 2023. During the third quarter of 2023, the performance conditions required for vesting were deemed probable, and the Company began to recognize stock-based compensation expense.
During the three and six months ended June 30, 2024, we recognized stock-based compensation of $21.9 million and $24.9 million, respectively, in sales and marketing expense associated with the Walmart Warrant, including a $17.5 million incremental expense adjustment for the the anti-dilution provision modification upon IPO. All expense for the periods presented is related to the vesting of the service conditions.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock-based compensation expense yet to be recognized related to the unvested portion of the Walmart Warrant is $34.5 million as of June 30, 2024. This amount is expected to be recognized over a weighted average period of 4.25 years.
8. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Redemption revenue	$73,951	$58,271	$141,940	$99,974
Ad & other revenue	13,975	19,114	28,313	35,102
Total revenue	$87,926	$77,385	$170,253	$135,076
Deferred Revenues
Deferred revenues primarily consist of fees and cash back offers collected from customers that will be applied to future campaigns. Deferred revenues are expected to be recognized as consumers redeem offers over the term of the campaigns, net of the cash back offer, which generally occurs within 12 months. Deferred revenues were $2.8 million and $2.6 million as of June 30, 2024, and December 31, 2023, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue recognized	$237	$276	$1,660	$2,466
9. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$365	$133	$523	$353
Sales and marketing(1)	26,808	558	30,430	1,122
Research and development	4,036	510	4,589	1,037
General and administrative	13,608	554	14,120	1,072
Total stock-based compensation expense	$44,817	$1,755	$49,662	$3,584
_______________
(1)Sales and marketing includes common stock warrant expense of $21.9 million and $24.9 million recognized during the three and six months ended June 30, 2024, respectively. No common stock warrant expense was recognized during the three and six months ended June 30, 2023. See Note 7 – Redeemable Convertible Preferred Stock and Stockholders’ Equity.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
The Company capitalized an immaterial amount of stock-based compensation expense to capitalized software development costs during the three and six months ended June 30, 2024 and 2023. Unrecognized stock-based compensation expense as of June 30, 2024 was $57.8 million for unvested restricted stock units and $14.6 million for unvested stock options and is expected to be recognized over a weighted average period of 3.39 years and 2.51 years, respectively.
Equity Incentive Plan
In April 2024, the Company’s board of directors approved the 2024 Equity Incentive Plan (2024 Plan), which became effective in connection with the IPO. The 2024 Plan provides for the grant of stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights, performance units, and performance shares to eligible employees, directors, and consultants. The 2011 Equity Incentive Plan (2011 Plan), which terminated effective immediately prior to the effectiveness of the 2024 Plan, provided for the grant of various stock awards to employees of the Company, including incentive stock options, nonqualified stock options, and RSUs.
As of June 30, 2024, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2024 Plan is equal to 4,273,307 shares. The number of shares available for issuance will automatically increase on the first day of each fiscal year of the Company, beginning on January 1, 2025, in an amount equal to the least of (i) 5,400,000 shares, (ii) 5% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
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
A summary of option activity for the six months ended June 30, 2024, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	4,516,612	$14.34	7.5	$75,915
Granted	184,148	31.15
Exercised	(431,889)	10.91
Forfeited or expired	(228,874)	18.50
Options outstanding as of June 30, 2024	4,039,997	$15.24	7.1	$242,079
Options vested and exercisable as of June 30, 2024	2,553,540	$13.61	6.4	$157,173
The total intrinsic value of stock options exercised during the six months ended June 30, 2024 was $24.0 million.
In July 2021, the Company granted stock option awards to our named executive officers in anticipation of an initial public offering in 2021. The stock options were scheduled to vest in equal monthly installments over the four-year period after the vesting commencement date (or in the case of one of the

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
As a result of the IPO, the liquidity event condition associated with these stock options was satisfied as of the effectiveness of the registration statement on Form S-1 under the Securities Act on April 17, 2024. During the three and six months ended June 30, 2024, we recognized an $11.4 million cumulative stock-based compensation expense adjustment using the accelerated attribution method associated with the stock options for which the portion of the service period had been satisfied and vested through achievement of the liquidity event condition upon the IPO. During the three and six months ended June 30, 2023, no stock-based compensation expense was recognized for these stock options as the liquidity event condition was not probable.
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2024, is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	–	$–
Granted	1,061,577	63.24
Vested	–	–
Forfeited or expired	(10,050)	31.15
Unvested and outstanding as of June 30, 2024	1,051,527	$63.55
Prior to and in connection with the IPO, the Company granted RSUs to employees and executives that vest upon the satisfaction of both a service condition and a liquidity event condition (double-trigger awards). The service condition for the majority of these awards is satisfied over four years with awards vesting on each quarterly vesting date (defined as the first trading day on or after March 1, June 1, September 1, and December 1). The liquidity event condition is satisfied upon the occurrence of a qualifying event, defined as the earlier to occur of (i) a change of control or (ii) the first quarterly vest date after the expiration of the lock-up period following the completion of an IPO, subject in each instance to continued service to the Company.
As a result of the IPO, the liquidity event condition associated with all double-trigger awards was deemed probable as of the effectiveness of the registration statement on Form S-1 under the Securities Act on April 17, 2024. During the three and six months ended June 30, 2024, we recognized a $2.6 million cumulative stock-based compensation expense adjustment using the accelerated attribution method associated with the double-trigger awards for which the portion of the service period had been satisfied. The double-trigger awards are expected to begin vesting on December 1, 2024, which is the the first quarterly vest date after the expiration of the lock-up period following the completion of the IPO.
RSUs granted after the IPO are subject to a service-based vesting condition only, which is typically a three- or four-year period.
CEO Performance-Based RSU

On April 17, 2024, the Company issued a performance-based RSU award to the CEO (CEO PRSU). The CEO PRSU awards a target number of RSUs to the CEO, totaling 125,216 RSUs, that become eligible to vest based on the Company’s total shareholder return (TSR) relative to the TSRs of the

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
companies in the Russell 2000 Index during the performance period from the grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. The award is subject to the CEO’s continued service to the Company, and the TSR condition is a market condition. In addition, the CEO PRSU is subject to acceleration upon a change in control.
The Company estimated the fair value of the CEO PRSU on the April 17, 2024 issuance date using a Monte Carlo simulation that incorporates the probability of achievement of the market condition, resulting in an aggregate grant date fair value of $14.3 million. The key assumptions used include a risk-free rate of 4.76%, an expected volatility of approximately 57%, and an expected term of 2.7 years.
During the three and six months ended June 30, 2024, we recognized $1.1 million of stock-based compensation expense related to the CEO PRSU.
Employee Stock Purchase Plan (ESPP)
In April 2024, the Company’s board of directors approved the 2024 ESPP, which became effective in connection with the IPO. Initially, there are 715,000 shares of the Company’s Class A common stock reserved for issuance under the ESPP. The number of shares available for issuance will automatically increase on the first day of each fiscal year of the Company, beginning on January 1, 2025, in an amount equal to the least of (i) 1,100,000 shares of common stock, (ii) 1% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors.
The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discounted price per share through payroll deductions over consecutive offering periods that are approximately six months in length. Each offering period has a single purchase period of the same duration. The offering periods will generally start on the first trading day on or after May 15 and November 15 each year and end on the first trading day on or after the following November 15 and May 15, respectively. The per share purchase price is equal to 85% of the lesser of the fair market value of a share of the Company’s Class A common stock on (i) the first trading date of the offering period or (ii) the last trading day of the offering period.
During the three and six months ended June 30, 2024, we recognized an immaterial amount of stock-based compensation expense related to the ESPP. The Company has not yet issued any shares of its Class A common stock under the ESPP.
10. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $3.9 million and $7.0 million, respectively, resulting in an effective tax rate of (13.1)% and (39.9)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock based compensation, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits. During the three and six months ended June 30, 2023 the Company recorded an income tax provision of $2.7 million and $2.9 million, respectively, resulting in an effective tax rate of 14.9% and 20.5%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of the valuation allowance and state and local taxes.
The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax return for 2021.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
11. Net (Loss) Income Per Share
Following the IPO, the Company has two classes of common stock, Class A common stock and Class B common stock. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, basic and diluted net (loss) income per share are the same for Class A common stock and Class B common stock.
Basic and diluted net (loss) income per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(33,966)	$15,341	$(24,669)	$11,058
Denominator:
Weighted average shares of common stock outstanding, basic	25,659,465	8,882,350	17,484,092	8,851,194
Plus: dilutive effect of stock options	–	435,246	–	431,081
Plus: dilutive effect of redeemable convertible preferred stock	–	17,245,954	–	17,245,954
Weighted average shares of common stock outstanding, diluted	25,659,465	26,563,550	17,484,092	26,528,229
Net (loss) income per share, basic	$(1.32)	$1.73	$(1.41)	$1.25
Net (loss) income per share, diluted	$(1.32)	$0.58	$(1.41)	$0.42
As the Company incurred a net loss during the three and six months ended June 30, 2024, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options	4,039,997	3,407,374	4,039,997	4,091,699
RSUs	1,051,527	—	1,051,527	—
Unvested shares of restricted stock purchase	62,743	164,949	62,743	177,725
Common stock warrant	4,121,034	3,843,799	4,121,034	3,845,656
Total shares excluded from diluted net (loss) income per share	9,275,301	7,416,122	9,275,301	8,115,080
Potentially dilutive common shares with respect to the convertible notes are not presented in the table above, as no conditions required for conversion had occurred as of June 30, 2023, and as of June 30, 2024, the convertible notes had converted into shares of the Company’s Class A common stock as part of the IPO. These shares are included in the calculation of basic net (loss) income per share above.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
12. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the six months ended June 30, 2024 and 2023, the Company spent $2.8 million and $0.3 million, respectively, with Wilson Sonsini. During the three months ended June 30, 2024 and 2023, the Company spent $1.2 million and $0.1 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini were $0.1 million as of June 30, 2024 and $1.0 million as of December 31, 2023.
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
Concurrently upon the closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of the Company’s Class A common stock. At the time of the closing of the IPO, KDT was no longer represented on the Company’s board of directors.
13. Commitments and Contingencies
Letter of Credit
The Company has a standby letter of credit with Silicon Valley Bank in the amount of $0.4 million as of June 30, 2024 in conjunction with leased real estate. As of June 30, 2024, no amounts had been drawn, and the Company was in compliance with the covenants under the letter of credit.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of June 30, 2024, tax reserves were immaterial. As of December 31, 2023, tax reserves were $0.6 million. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Third-Party Publisher Commitments
The Company has a minimum commitment with a certain third-party publisher. During the three and six months ended June 30, 2024, we recognized an immaterial expected shortfall within cost of revenue

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
on our condensed statements of operations. The shortfall is accrued within the due to distribution partners liability on the condensed balance sheets. As of June 30, 2024, the remaining commitment is as follows:

Fiscal Year	In thousands
Remainder of 2024	2,000
2025	4,000
2026	4,000
2027	4,000
2028	1,000
Total	$15,000
14. Subsequent Events
The Company evaluated subsequent events through August 13, 2024, the date the accompanying condensed financial statements were available to be issued. There were no significant subsequent events identified.

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
Overview
Ibotta is a technology company that allows consumer packaged goods (CPG) brands to deliver digital promotions to over 200 million consumers through a single, convenient network called the Ibotta Performance Network (IPN). We are pioneers in success-based marketing; we only get paid when our client’s promotion results in a sale, not when a consumer merely views or clicks on the promotion. We have built the largest digital item-level promotions network in the United States by forming strategic relationships with major retailers such as Walmart Inc., a Delaware corporation (Walmart), Dollar General Corporation, a Tennessee corporation (Dollar General), and Family Dollar Stores LLC, a Delaware limited liability company (Family Dollar), which use our digital offers to power their loyalty programs on a white-label basis. Through the IPN, our clients can also reach millions more consumers on our widely used rewards app digital properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, Ibotta D2C).
Initial Public Offering
On April 22, 2024, we closed our initial public offering (IPO), in which we issued and sold 2,500,000 shares of our Class A common stock at $88.00 per share (IPO price). We received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million. Certain selling stockholders (Selling Stockholders) offered an additional 4,060,700 shares of our Class A common stock at the IPO price in a secondary offering, for which we received no proceeds. In connection with the secondary offering, on April 25, 2024, the underwriters for the IPO exercised their option to purchase an additional 984,105 shares of our Class A common stock from the Selling Stockholders at the IPO price less underwriting discounts and commissions, with all proceeds going to the Selling Stockholders.
Impact of Macroeconomic Conditions
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, geopolitical events, including the potential for new or unforeseen conflicts, changes in the labor market, or decreases in consumer spending power or confidence, could result in a decline in client spending which could adversely affect the number of offer redemptions.
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
Financial and Operational Highlights

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages and per redeemer and per redemption figures)
Redemptions(1)	80,715	51,201	152,181	94,474
Redeemers(1)	13,702	5,315	13,095	4,999
Redemptions per redeemer(1)	5.9	9.6	11.6	18.9
Redemption revenue per redemption(1)	$0.92	$1.14	$0.93	$1.06
Revenue	$87,926	$77,385	$170,253	$135,076
Gross profit	$75,643	$67,741	$147,455	$114,182
Gross margin	86%	88%	87%	85%
Net (loss) income	$(33,966)	$15,341	$(24,669)	$11,058
Net (loss) income as a percent of revenue	(39)%	20%	(14)%	8%
Adjusted EBITDA(1)	$25,274	$23,207	$47,933	$25,711
Adjusted EBITDA margin(1)	29%	30%	28%	19%
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	28,573	35,463	56,248	67,150
Third-party publisher redemptions	52,142	15,738	95,934	27,324
Total redemptions	80,715	51,201	152,181	94,474
Redeemers:
Direct-to-consumer redeemers	1,800	1,940	1,864	1,944
Third-party publisher redeemers	11,902	3,375	11,230	3,055
Total redeemers	13,702	5,315	13,095	4,999
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	15.9	18.3	30.2	34.5
Third-party publisher redemptions per redeemer	4.4	4.7	8.5	8.9
Total redemptions per redeemer	5.9	9.6	11.6	18.9
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.13	$1.31	$1.16	$1.19
Third-party publisher redemption revenue per redemption	$0.80	$0.75	$0.80	$0.74
Total redemption revenue per redemption	$0.92	$1.14	$0.93	$1.06

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
Ibotta D2C redemptions
For the three months ended June 30, 2024 compared to the same period in 2023, D2C redemptions were approximately 28.6 million and 35.5 million, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, D2C redemptions were approximately 56.2 million and 67.2 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.

Third-party publisher redemptions
For the three months ended June 30, 2024 compared to the same period in 2023, our third-party publisher redemptions were approximately 52.1 million and 15.7 million, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, our third-party publisher redemptions were approximately 95.9 million and 27.3 million, respectively. This growth was primarily driven by the expansion of the Walmart program, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in the third quarter of 2023. In addition, Dollar General launched in the third quarter of 2023, and Family Dollar launched in the second quarter of 2024.
Total redemptions
For the three months ended June 30, 2024 compared to the same period in 2023, total redemptions were 80.7 million and 51.2 million, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, total redemptions were 152.2 million and 94.5 million, respectively.
Redeemers
Redeemers are defined as consumers who have redeemed at least one digital offer within the quarter. If one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. Year-to-date redeemers are calculated as the average of current year quarter-to-date redeemers. Redeemers are an indicator of the scale and growth of our business, as the number of redeemers typically drives our revenue and is an indication of our ability to grow redemptions.
D2C redeemers are consumers who have redeemed at least one digital offer on any Ibotta property within the quarter. Third-party publisher redeemers are consumers who have redeemed at least one digital offer on any publisher property that is not an Ibotta property, namely our retailer publishers.
Ibotta D2C redeemers
For the three months ended June 30, 2024 compared to the same period in 2023, D2C redeemers were 1.8 million and 1.9 million, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, D2C redeemers were 1.9 million and 1.9 million, respectively.
Third-party publisher redeemers
For the three months ended June 30, 2024 compared to the same period in 2023, third-party publisher redeemers were approximately 11.9 million and 3.4 million, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, third-party publisher redeemers were approximately 11.2 million and 3.1 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. This growth was primarily driven by the expansion of the Walmart program, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in the third quarter of 2023. In addition, Dollar General launched in the third quarter of 2023, and Family Dollar launched in the second quarter of 2024.
Total redeemers
For the three months ended June 30, 2024 compared to the same period in 2023, total redeemers were approximately 13.7 million and 5.3 million, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, total redeemers were approximately 13.1 million and 5.0 million, respectively.

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
Ibotta D2C redemptions per redeemer
For the three months ended June 30, 2024 compared to the same period in 2023, D2C redemptions per redeemer were approximately 15.9 and 18.3, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, D2C redemptions per redeemer were approximately 30.2 and 34.5, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions per redeemer
For the three months ended June 30, 2024 compared to the same period in 2023, third-party publisher redemptions per redeemer were approximately 4.4 and 4.7, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, third-party publisher redemptions per redeemer were approximately 8.5 and 8.9, respectively. The decrease was driven by the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions per redeemer
For the three months ended June 30, 2024 compared to the same period in 2023, total redemptions per redeemer were approximately 5.9 and 9.6, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, total redemptions per redeemer were approximately 11.6 and 18.9, respectively.
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
D2C redemption revenue per redemption represents redemption revenue generated from offers on any Ibotta property divided by the redemptions on any Ibotta property in that period. Third-party publisher redemption revenue per redemption represents redemption revenue generated from offers on all publishers other than those on Ibotta properties divided by redemptions on all publishers other than those on Ibotta properties. Refer to the Results of Operations section below for the disaggregation of revenue by Ibotta D2C and third-party publisher.
Ibotta D2C redemption revenue per redemption
For the three months ended June 30, 2024 compared to the same period in 2023, D2C redemption revenue per redemption was $1.13 and $1.31, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, D2C redemption revenue per redemption was $1.16 and $1.19, respectively. This change was driven primarily by the one-time breakage benefit of $9.4 million incurred during the three months ended June 30, 2023, as well as offer mix. See the Breakage Benefit section below for more details.
Third-party publisher redemption revenue per redemption
For the three months ended June 30, 2024 compared to the same period in 2023, third-party publisher redemption revenue per redemption was $0.80 and $0.75, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, third-party publisher redemption revenue per redemption was $0.80 and $0.74, respectively. This change was driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended June 30, 2024 compared to the same period in 2023, total redemption revenue per redemption was $0.92 and $1.14, respectively. For the six months ended June 30, 2024 compared to the same period in 2023, total redemption revenue per redemption was $0.93 and $1.06, respectively.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net (loss) income, adjusted to exclude interest (income) expense, net, depreciation and amortization expense, stock-based compensation expense, change in fair value of derivative, loss on debt extinguishment, provision for income taxes, and other expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
Adjusted EBITDA and Adjusted EBITDA margin are used by our management team as additional measures of our performance for purposes of business decision-making, including managing expenditures and developing budgets. Period-over-period comparisons of Adjusted EBITDA and Adjusted EBITDA margin help our management team identify additional trends in our financial results that may not be shown solely by comparisons of net (loss) income and net (loss) income as a percentage of revenue, respectively. In addition, we may use Adjusted EBITDA and Adjusted EBITDA margin in the incentive compensation programs applicable to some of our employees in order to evaluate our performance.

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA and net (loss) income margin to Adjusted EBITDA Margin for each of the periods presented (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net (loss) income	$(33,966)	$15,341	$(24,669)	$11,058
Add (deduct):
Interest (income) expense, net	(2,672)	1,545	(867)	3,217
Depreciation and amortization (1)	2,114	1,640	4,023	3,255
Stock-based compensation (2)	44,817	1,755	49,662	3,584
Change in fair value of derivative	1,385	200	3,085	1,700
Loss on debt extinguishment	9,630	–	9,630	–
Provision for income taxes	3,937	2,690	7,038	2,856
Other expense, net (3)	29	36	31	41
Adjusted EBITDA	$25,274	$23,207	$47,933	$25,711
Revenue	$87,926	$77,385	$170,253	$135,076
Net (loss) income as a percent of revenue	(39)%	20%	(14)%	8%
Adjusted EBITDA margin	29%	30%	28%	19%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended June 30, 2024 and 2023 was $1.1 million and $0.8 million, respectively and for the six months ended June 30, 2024 and 2023 was $2.0 million and $1.7 million, respectively.
(2)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$365	$133	$523	$353
Sales and marketing	26,808	558	30,430	1,122
Research and development	4,036	510	4,589	1,037
General and administrative	13,608	554	14,120	1,072
Total stock-based compensation	$44,817	$1,755	$49,662	$3,584
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
In 2023, we made an update to fix a software error to correctly charge maintenance fees to all inactive D2C redeemers on a go-forward basis. This change resulted in a short-term benefit to U.S. GAAP revenue in 2023. For the three and six months ended June 30, 2023, the breakage benefit to revenue totaled $9.4 million and $10.6 million, respectively. There was no breakage benefit associated with the three and six months ended June 30, 2024.

Components of Results of Operations
Revenue
We provide a platform to CPG brands to deliver digital promotions to consumers. The majority of our revenues are derived from the fees we charge to clients when consumers redeem offers on the IPN by purchasing promoted products. We also derive revenue from the sale of ad products to customers to promote their offers, as well as from data products.
We expect our redemption revenue to increase as a percentage of revenue as we continue to grow the IPN.
Cost of revenue
Cost of revenue consists primarily of personnel-related costs attributable to personnel in our engineering department who maintain our platform, data hosting costs, revenue share with third-party publishers, amortization of platform-related software development costs, certain user award costs net of breakage, software licensing costs, and processing fees. Personnel-related costs include salaries, benefits, stock-based compensation, and bonuses. User award costs net of breakage recorded in cost of revenue are associated with awards earned from gift card purchases and sponsored user awards earned from watching an advertising video. Breakage represents the undistributed earnings of consumers never expected to be cashed out due to inactivity. User award costs also include user awards that are cashed out and subsequently identified as violating our terms of use.
We expect that cost of revenue will increase as we continue to invest in our infrastructure and acquire new publishers and customers.
Operating expenses
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, common stock warrant expense, self-funded user awards, net of the related breakage, B2B marketing, media spend, software licensing costs, market research, and public relations. Self-funded user awards are awards related to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy. Personnel-related costs include salaries, stock-based compensation, bonuses, benefits, taxes, and travel.
We expect that sales and marketing may increase as we as we continue to invest in marketing efforts to increase engagement and brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over time due to growth in revenue from third-party publishers, although they may fluctuate as a percentage of total revenue from period to period.
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, impairment of certain capitalized software development costs, and professional fees. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, bonuses, and travel. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred in research and development expenses. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development may increase as we focus on further improvements to, and maintenance of, our platform. However, we expect our research and development expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, software licensing costs, professional fees for external legal, accounting and other consulting services, facilities costs, corporate insurance, bad debt, and taxes and licenses. Personnel-related costs include stock-based compensation, salaries, benefits, travel, bonuses, and taxes.
We expect to increase the size of our general and administrative function to support the growth of our business and may incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase. However, we expect our general and administrative expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
We expect additional operating expenses following the IPO due to stock-based compensation expenses associated with stock awards for which liquidity event-based vesting conditions will be satisfied or probable upon such effectiveness.
Depreciation and amortization
Depreciation and amortization consists of amortization of intangible assets, including infrastructure-related software development costs and acquired technology, and depreciation of property and equipment.
Interest income (expense), net
Interest income (expense), net consists of interest income earned on cash and cash equivalents, net of interest expense incurred on outstanding debt instruments.
Other expense, net
Other expense, net consists primarily of the loss incurred upon extinguishment of the convertible notes derivative liability, gains and losses incurred on both the convertible notes derivative liability, and disposals of assets and leases and penalties.
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

Results of Operations
The following tables set forth our results of operations in dollars for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$87,926	$77,385	$170,253	$135,076
Cost of revenue(1)	12,283	9,644	22,798	20,894
Gross profit	75,643	67,741	147,455	114,182
Operating expenses(1):
Sales and marketing	50,018	22,208	78,147	43,810
Research and development	17,526	12,220	31,167	23,915
General and administrative	28,708	12,737	41,862	26,071
Depreciation and amortization	1,048	762	2,031	1,514
Total operating expenses	97,300	47,927	153,207	95,310
(Loss) income from operations	(21,657)	19,814	(5,752)	18,872
Interest income (expense), net	2,672	(1,545)	867	(3,217)
Loss on debt extinguishment	(9,630)	—	(9,630)	—
Other expense, net	(1,414)	(238)	(3,116)	(1,741)
(Loss) income before provision for income taxes	(30,029)	18,031	(17,631)	13,914
Provision for income taxes	(3,937)	(2,690)	(7,038)	(2,856)
Net (loss) income	$(33,966)	$15,341	$(24,669)	$11,058
_______________
(1)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$365	$133	$523	$353
Sales and marketing	26,808	558	30,430	1,122
Research and development	4,036	510	4,589	1,037
General and administrative	13,608	554	14,120	1,072
Total stock-based compensation	$44,817	$1,755	$49,662	$3,584

Comparison of the three months ended June 30, 2024 and 2023
Revenue

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$32,300	$46,530	$(14,230)	(31)%
Ad & other revenue	13,975	19,114	(5,139)	(27)%
Total direct-to-consumer revenue	46,275	65,644	(19,369)	(30)%
Third-party publishers revenue
Redemption revenue	41,651	11,741	29,910	255%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	41,651	11,741	29,910	255%
Total
Redemption revenue	73,951	58,271	15,680	27%
Ad & other revenue	13,975	19,114	(5,139)	(27)%
	$87,926	$77,385	$10,541	14%
Total redemption revenue increased $15.7 million, or 27%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to a $29.9 million increase in revenue from third-party publisher properties, partially offset by a $14.2 million decrease in revenue from the Ibotta D2C properties. The increase in revenue from third-party publishers was primarily driven by the expansion of revenue related to Walmart, Dollar General, and Family Dollar. Walmart initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in the third quarter of 2023. Dollar General launched in the third quarter of 2023, and Family Dollar launched in the second quarter of 2024. The decrease in D2C redemption revenue was driven primarily by the one-time breakage benefit of $9.4 million incurred during the three months ended June 30, 2023, as well as a decrease in redemptions on the Ibotta D2C properties.
Ad & other revenue decreased $5.1 million, or 27%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to a shift in CPG client spend from ad products to redemption revenue and the deprecation of our consumer insights business.
Cost of Revenue

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$12,283	$9,644	$2,639	27%
Cost of revenue increased $2.6 million, or 27%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to increases of $1.5 million in revenue share, $0.7 million in personnel-related costs driven by an increase in headcount, and $0.4 million in data hosting costs.

Sales and marketing

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$50,018	$22,208	$27,810	125%
Sales and marketing increased $27.8 million, or 125%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to increases of $26.3 million in stock-based compensation and $2.0 million in B2B marketing, partially offset by a decrease of $0.7 million in self-funded user award expense. The increase in stock-based compensation was comprised of $21.9 million related to the common stock purchase warrant that we issued to Walmart on May 17, 2021 (Walmart Warrant), of which $17.5 million was associated with the additional shares granted upon the closing of the IPO under the warrant’s anti-dilution provision, and $4.4 million related to equity awards for which expense recognition commenced upon IPO. The increase in B2B marketing was driven by campaigns to build company brand awareness, while the decrease in self-funded user awards resulted from a shift in marketing strategy.
Research and development

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$17,526	$12,220	$5,306	43%
Research and development increased $5.3 million, or 43%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to increases of $3.4 million in stock-based compensation related to equity awards for which expense recognition commenced upon IPO and $1.6 million in other personnel-related costs driven by an increase in headcount to support our growth.
General and administrative

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$28,708	$12,737	$15,971	125%
General and administrative increased $16.0 million, or 125%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to increases of $13.0 million in stock-based compensation related to equity awards for which expense recognition commenced upon IPO, $1.9 million in other personnel-related costs, of which $1.5 million related to one-time IPO costs, $0.6 million in corporate insurance, and $0.5 million in bad debt expense.

Depreciation and amortization

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Depreciation and amortization	$1,048	$762	$286	38%
Depreciation and amortization increased $0.3 million, or 38%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to an increase in capitalized software development costs.
Interest expense, net

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income (expense), net	$2,672	$(1,545)	$4,217	273%
Interest income (expense), net, increased $4.2 million, or 273%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to an increase in interest earned on cash and cash equivalents driven largely by the IPO proceeds and a decrease in interest expense resulting from the extinguishment of the convertible notes.
Loss on debt extinguishment

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$9,630	$—	$9,630	NM(1)
_______________
(1)NM - not meaningful
Loss on extinguishment of debt increased $9.6 million, during the during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.
Other expense, net

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other expense, net	$1,414	$238	$1,176	494%
Other expense, net, increased $1.2 million, or 494%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to a $1.2 million increase in the loss from the change in fair value of the convertible notes derivative liability.

Provision for income taxes

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$3,937	$2,690	$1,247	46%

Provision for income taxes increased $1.2 million, or 46%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the impact of non-deductible items including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions, partially offset by the benefit of research and development tax credits.
Comparison of the six months ended June 30, 2024 and 2023
Revenue

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$65,282	$79,801	$(14,519)	(18)%
Ad & other revenue	28,313	35,102	(6,789)	(19)%
Total direct-to-consumer revenue	$93,595	$114,903	(21,308)	(19)%
Third-party publishers revenue
Redemption revenue	$76,658	20,173	56,485	280%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	$76,658	$20,173	56,485	280%
Total
Redemption revenue	141,940	99,974	41,966	42%
Ad & other revenue	28,313	35,102	(6,789)	(19)%
	$170,253	$135,076	$35,177	26%
Total redemption revenue increased $42.0 million, or 42%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to a $56.5 million increase in revenue from third-party publisher properties, partially offset by a $14.5 million decrease in revenue from the Ibotta D2C properties. The increase in revenue from third-party publishers was primarily driven by the expansion of revenue related to Walmart, Dollar General, and Family Dollar. Walmart initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in the third quarter of 2023. Dollar General launched in the third quarter of 2023, and Family Dollar launched in the second quarter of 2024. The decrease in D2C redemption revenue was driven primarily by the one-time breakage benefit of $10.6 million incurred during the six months ended June 30, 2023, as well as a decrease in redemptions on the Ibotta D2C properties.
Ad & other revenue decreased $6.8 million, or 19%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to a shift in CPG client spend from ad products to redemption revenue and the deprecation of our consumer insights business.

Cost of Revenue

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$22,798	$20,894	$1,904	9%
Cost of revenue increased $1.9 million, or 9%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to increases of $1.7 million in revenue share and $0.7 million in data hosting costs, partially offset by a $0.5 million decrease in personnel-related costs resulting from an increase in capitalized labor.
Sales and marketing

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$78,147	$43,810	$34,337	78%
Sales and marketing increased $34.3 million, or 78%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to increases of $29.3 million in stock-based compensation, $4.6 million in B2B marketing, and $2.3 million in media spend, partially offset by a decrease of $2.0 million in self-funded user award expense. The increase in stock-based compensation was comprised of $24.9 million related to the Walmart Warrant, of which $17.5 million was associated with the additional shares granted upon the closing of the IPO under the warrant’s anti-dilution provision, and $4.4 million related to equity awards for which expense recognition commenced upon IPO. The increases in B2B marketing and media spend were driven by campaigns to build company brand awareness, while the decrease in self-funded user awards resulted from a shift in marketing strategy.
Research and development

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$31,167	$23,915	$7,252	30%
Research and development increased $7.3 million, or 30%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to increases of $3.6 million in other personnel-related costs driven by an increase in headcount to support our growth and $3.4 million in stock-based compensation related to equity awards for which expense recognition commenced upon IPO.
General and administrative

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$41,862	$26,071	$15,791	61%

General and administrative increased $15.8 million, or 61%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to increases of $13.0 million in stock-based compensation related to equity awards for which expense recognition commenced upon IPO, $2.1 million in other personnel-related costs, of which $1.5 million related to one-time IPO costs, and $1.0 million in corporate insurance. Increases were partially offset by a $0.4 million decrease in software licensing costs.
Depreciation and amortization

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Depreciation and amortization	$2,031	$1,514	$517	34%
Depreciation and amortization increased $0.5 million, or 34%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an increase in capitalized software development costs.
Interest expense, net

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income (expense), net	$867	$(3,217)	$4,084	127%
Interest income (expense), net, increased $4.1 million, or 127%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to an increase in interest earned on cash and cash equivalents driven largely by the IPO proceeds and a decrease in interest expense resulting from the extinguishment of the convertible notes.
Loss on debt extinguishment

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$9,630	$—	$9,630	NM(1)
_______________
(1)NM - not meaningful
Loss on extinguishment of debt increased $9.6 million, during the during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.

Other expense, net

	Six months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other expense, net	$3,116	$1,741	$1,375	79%
Other expense, net, increased $1.4 million, or 79%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to a $1.4 million increase in the loss from the change in fair value of the convertible notes derivative liability.
Provision for income taxes

	Three months ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$(7,038)	$(2,856)	$4,182	146%

Provision for income taxes increased $4.2 million or 146%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the impact of non-deductible items including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions, partially offset by the benefit of research and development tax credits.
Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity included $317.9 million of cash and cash equivalents and $50.0 million of available capacity under a revolving line of credit. On April 22, 2024, we closed our IPO and received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million.
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
2021 Credit Facility
On November 3, 2021, we executed the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, which consists of a $50.0 million revolving line of credit with a maturity date of November 3, 2026 (as amended, the 2021 Credit Facility). As of June 30, 2024, we had no outstanding borrowings under the 2021 Credit Facility and $50.0 million of unused borrowings available.

Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of June 30, 2024 were fully exercised, the warrants could provide up to $231.2 million in proceeds to us. However, the exercisability of a portion of the Walmart Warrant is subject to certain performance conditions and forfeiture features, and we cannot make assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 7 - Redeemable Convertible Preferred Stock and Stockholders' Equity to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$54,386	$1,071
Net cash (used in) provided by investing activities	(4,789)	24,138
Net cash provided by financing activities	205,670	671
Net change in cash and cash equivalents	$255,267	$25,880
Operating Activities
Our collection cycles can vary based on payment practices from our clients, and we are required to pay our third-party publishers within a contractual timeframe, regardless of whether we have collected payment from our client. As a result, timing of cash receipts related to accounts receivable and due to third-party publishers can vary from period to period and significantly impact our cash provided by operating activities for any period.
Net cash provided by operating activities increased $53.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was a result of a $35.7 million increase in net loss, adjusted for a $57.2 million increase in non-cash charges, partially offset by a $31.9 million increase in net cash inflows as a result of changes in operating assets and liabilities. The increase in net loss was largely driven by non-cash charges as a result of the IPO, including accelerated stock-based compensation and losses on the extinguishment of the convertible notes and derivative liability, partially offset by an increase in revenue. The increase in net cash inflows from changes in operating assets and liabilities was primarily due to a $40.4 million decrease in accounts receivable driven by increased collections, partially offset by a $5.4 million decrease in accrued expenses and a $3.9 million decrease in liabilities due to third-party publishers related to the timing of third-party publishers joining the IPN.
Investing Activities
Net cash used in investing activities decreased $28.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by a $27.9 million decrease in maturities of short-term investments and a $0.9 million increase in additions to capitalized software development costs.

Financing Activities
Net cash provided by financing activities increased $205.0 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by $201.1 million of net IPO proceeds and a $4.0 million increase in proceeds from the exercise of stock options.
Material Cash Requirements
Operating leases
Our operating lease commitments include our corporate offices. As of June 30, 2024, we had noncancellable lease obligations of $2.4 million, of which $1.8 million is payable within 12 months. For additional discussion on our operating leases, refer to Note 10 – Operating Leases to our audited consolidated financial statements included in the Prospectus.
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
There have been no material changes to our critical accounting policies and estimates as described in our Prospectus, expect as described below:
Stock-Based Compensation
Stock-based compensation for equity awards, including stock options, restricted stock units (RSUs), and awards granted under our employee stock purchase plan, or ESPP, is measured based on the grant date fair value of the award. For awards with service conditions only, we recognize compensation expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally four years. For awards with both service and performance conditions, we recognize compensation expense, net of actual forfeitures, under the accelerated attribution method when performance conditions are considered probable of being achieved.
The fair value of RSUs with only service or performance conditions is equal to the fair value of the underlying common stock at the date of grant. For RSUs with market-based conditions, we determine the grant date fair value utilizing a Monte Carlo simulation, which incorporates the probability of achievement of the market-based condition. The fair value of stock options and ESPP awards is estimated on the grant date using the Black-Scholes option-pricing model. Our use of the valuation models requires the input of subjective assumptions. The assumptions used in our valuation models represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment.
These assumptions and estimates are as follows:
•Expected Dividend Rate. The expected dividend assumption is based on our history and expectation of dividend payouts. We have not paid dividends and do not expect to do so in the foreseeable future, and as such, the dividend yield has been estimated to be zero.

•Expected Volatility. The expected volatility is determined with reference to historical stock volatilities of comparable guideline public companies over a period equivalent to the expected term of the award as we do not have a trading history for our common stock.
•Expected Term. The expected term is the period of time for which the award is expected to be outstanding, assuming that it vests. We estimate the expected term for stock options using the simplified method, calculated as the midpoint between the requisite service period and the contractual term of the award. The simplified approach is applied as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. For ESPP awards, the expected term is the time period from the grant date to the respective purchase dates included within each offering period.
•Risk-Free Interest Rate. The risk-free rate is determined based on the U.S. Treasury Yield Curve with respect to the stock options' expected term.
•Fair Value of Common Stock. Prior to the IPO, as our common stock was not yet publicly traded, we engaged a valuation specialist to estimate the fair value of our common stock. Subsequent to the IPO, the fair value of our common stock is based on the closing price of our Class A common stock.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and floating rate debt. As of June 30, 2024, we had cash and cash equivalents of $317.9 million, which consists of cash on hand and highly liquid investments in money market instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Our line of credit bears interest at floating interest rates. Accordingly, if we incur debt in the future, including under the 2021 Credit Facility, rising interest rates could increase our borrowing costs.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, results of operations, or prospects.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosures controls were effective at a reasonable assurance level as of June 30, 2024.
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
We have a history of net losses. While we achieved profitability for the fiscal year ended December 31, 2023, we may not be able to continue to be profitable. For example, we incurred net losses of $34.0 million and $24.7 million for the three and six months ended June 30, 2024, respectively, and as of June 30, 2024, we had an accumulated deficit of $233.9 million. We expect our costs will increase over time as we expect to invest significant additional funds towards growing our business and operating as a public company. See the risk factor below titled “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be adversely affected.
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
Our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to Walmart Inc., a Delaware corporation (Walmart), Dollar General Corporation, a Tennessee corporation (Dollar General), Family Dollar Stores LLC, a Delaware limited liability company (Family Dollar), Shell plc, a United Kingdom public limited company (Shell), Exxon Mobil Corporation, a New Jersey corporation (Exxon), and other retailers. We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with such publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to form new partnerships with publishers, and our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations, and prospects.
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
Both the redeemers and our redeemers’ level of redemptions are critical to our success. During the six months ended June 30, 2024, total redeemers were approximately 13.1 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have in the past experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business may suffer. If we are unable to maintain and expand the use by consumers of digital promotions in our network or if we do not do so to a greater extent than our competitors, publishers, CPG brands, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
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
If our CPG brands choose to materially alter the breadth, depth, or parameters of the offers they provide to us for distribution throughout our network, this could cause unforeseen reductions in the number of redemptions.
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
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the three and six months ended June 30, 2024, our revenue was $87.9 million and $170.3 million, respectively. There can be no assurances that our revenue will grow at current rates and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods.
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
In some cases, we provide content to publishers indirectly, via third-party technology partners, as in the cases of Shell and Exxon. We also entered into an agreement with AppCard, through which Ibotta gained access to the digital audiences of more than 300 small- or medium-sized grocery retailers in April 2024. If any of our third-party technology partners terminate or reduce their relationships with us, or suspend, limit, or cease their operations or otherwise, we will not be able to reach certain retailers and our business, financial condition, results of operations, and prospects will suffer.
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
We have experienced growth in our business and we anticipate continuing to experience growth in the future. For example, the number of our full-time employees has increased from 530 as of December

31, 2020 to 857 as of June 30, 2024. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
Any businesses and assets we might acquire might not perform at levels we expect and we may not be able to achieve the anticipated synergies, if any. We may find that we overpaid for the acquired business or assets, or that the economic conditions underlying our acquisition decision have changed. It may also take time to fully integrate newly acquired businesses and assets into our business, during which time our business could suffer from inefficiency. Furthermore, we may incur indebtedness to pay for acquisitions, thereby increasing our leverage and diminishing our liquidity.
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
We will continue to monitor the COVID-19 situation closely. The ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. We do not know the full impact of COVID-19 on our business, operations, or the global economy as a whole. COVID-19 and the various responses to it may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
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
The U.S. Federal Reserve has significantly raised, and may continue to raise, its benchmark interest rates. An increase in the federal benchmark rate has resulted in an increase in market interest rates. Although we do not have any outstanding borrowings under the 2021 Credit Facility or under any other debt agreement (other than convertible notes that were automatically converted into our Class A common stock upon the completion of our initial public offering), because our interest rate is tied to market rates, if we incur debt in the future, including under the 2021 Credit Facility, rising interest rates could increase our borrowing costs on any future borrowings. In addition, operating and growing our business may require additional capital, which could include equity or debt financing. Rising interest rates could negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs through price increases to our clients, other cost control measures, or other means. Any attempts to offset cost increases with price increases may result in reduced sales, increased client dissatisfaction, or otherwise harm our reputation.
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
We collect, receive, store, generate, use, transfer, disclose, make accessible, dispose of, share, and otherwise process (Process or Processing) data about consumers, including personal information or personal data, and other confidential or proprietary information, for various purposes, including legal, marketing, and other business-related purposes. Cyberattacks, denial or degradation of service attacks, ransomware attacks, business email compromises, account takeover attacks, malware, viruses, social engineering (including phishing), identity theft, fraudulent payment requests, and other malicious online and related activities are prevalent in our and our customers’ and partners’ industries and continue to increase. Advances in computer and software capabilities and increasing sophistication of hackers have increased these and other risks that we and our service providers and partners face. We and our service providers and partners may experience attacks, unavailable or degraded systems, and unauthorized access to or other Processing of data due to these risks and various others, including employee error or malfeasance, theft or misuse, attacks by nation-state and affiliated actors, and advanced persistent threat intrusions. We may not be able to anticipate or to implement effective preventive and remedial measures against all threats, and we cannot guarantee that the security protocols, network protection mechanisms, and other security measures that we have integrated into our systems, networks, and physical facilities, nor our recovery systems, will be adequate to prevent, detect, or address security breaches or incidents, service degradation or interruptions, system failures and other impacts on the integrity and availability of systems, data loss, theft, or other unauthorized Processing, or other material adverse consequences. Our security measures, and those of companies we may acquire and our third-party service providers and partners, could fail or may be insufficient, resulting in interruptions or other disruptions to systems or the loss of, or unauthorized disclosure, modification, use, unavailability, destruction, or other Processing of our or our customers’ data or other data that we or our service providers or partners Process.
For example, third parties may fraudulently induce our employees, redeemers, clients, publishers, or partners to disclose credentials or other information or otherwise compromise the security of our networks, systems, and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, apps, systems, networks, and/or physical facilities used by our service providers or partners. We have been and may in the future become the target of cyberattacks by third parties seeking unauthorized access to our data or data of our employees, redeemers, clients, publishers, or partners, or to disrupt our solutions or other aspects of our operations. Many of our employees work remotely, which may pose additional security risks. We also have incorporated AI and machine learning (AIML) solutions and features into our platform and may incorporate additional AIML solutions and features into our platform in the future. The use of AIML solutions may result in security incidents and our use of AIML solutions and features may create additional cybersecurity risks or increase cybersecurity risks. Further, AIML technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. There also have been and may continue to be significant attacks on supply chains and on third-party service providers. We do not control the security measures of third parties, but we may be, or face assertions that we are, responsible for any breach of such third parties’ security measures or for any exploitable defects, vulnerabilities, or bugs in third-party components or services that we make use of or suffer reputational or other harm, and may not have recourse against the third party.
We may be unable to implement adequate preventative measures or stop security breaches and incidents while they are occurring, we may suffer service degradation or interruption, system failure, and data loss or unavailability, and we may face difficulties or delays in identifying or otherwise responding to breaches or incidents. The time, expense, and resources required to respond to an actual or perceived security breach or incident and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation or degradation of service, negative publicity, and other harm to our business and our competitive position. We could be required to implement additional security measures or to fundamentally change our business activities and practices in response to a security breach or incident or related claims, investigations, actions, or litigation by private actors or regulatory bodies, which could require us to incur substantial additional costs and may have an adverse effect on our business.
If any security breach or incident impacts a large amount of our data or data of one or more customers, clients, or partners, if we fail to detect, remediate, and otherwise address an actual or perceived security breach or incident in a timely manner, or if we suffer a cyberattack or other disruption that impacts our ability to operate our apps, systems, or networks, or if any of the foregoing is perceived to have occurred, we may suffer material damage to our reputation, business, financial condition, results of operations, and prospects. For example, any actual or perceived security breach or incident that results or is perceived to result in performance or availability problems, the shutdown of one or more of our platforms, digital properties, or mobile apps or other solutions, or unauthorized access to or unauthorized use, disclosure, or other Processing of confidential information, personal information, or other data, may cause publishers, CPG brands, retailers, and consumers to lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely, and we may face claims, litigation, or other adversarial actions by publishers, CPG brands, retailers, consumers, or others. More generally, any cyberattack, security breach, or incident impacting our applications, systems, networks, or facilities, or those of our third-party partners, or resulting in the loss of, or unauthorized disclosure, modification, use, unavailability, destruction, or other Processing of our or our customers’ data or other data that we or our service providers or partners Process, or the perception that any of these has occurred, could result in claims, demands, litigation, indemnity obligations, regulatory enforcement actions, investigations, and other proceedings, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business, which may be material. These proceedings and other actions could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, and adversely affect our reputation and market position.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of certain security breaches. In addition, our agreements with certain customers and partners may require us to notify them in the event of certain security breaches or incidents. Any such disclosures can be costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our security measures. Further, any such actual or perceived breach or incident, or other circumstances that may constitute or be perceived to constitute a breach of our security-related obligations under our contracts, may increase the likelihood and frequency of audits we face under our contracts with certain customers and partners, which is likely to increase our costs and may disrupt our operations, and may result in claims, demands, and other proceedings and customers ending their relationships with us. Any limitations of liability, which we have in certain agreements, may not be enforceable or adequate or otherwise protect us from liabilities or damages. Any of these results could materially adversely affect our business, financial condition, results of operations, and prospects.
Damages, penalties, and other costs and liabilities relating to an actual or perceived security breach or incident could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business, financial condition, results of operations, and prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our apps, systems, or networks, grow our customer base, and Process, store, and transmit increasingly large amounts of proprietary and sensitive data.
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
In addition, unfavorable publicity and negative public perception about our industry or data collection and use could adversely affect our business and operating results. With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies, and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could affect our business and results of operations and may lead digital publishers like Facebook to change their business practices, or trigger additional regulatory scrutiny or lawmaking that affects us. Negative public attention could cause publishers, CPG brands, and retailers to discontinue using our targeted advertising solutions and limit our ability to measure campaigns delivered through our platform. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data, and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective customers’ demand for our solutions and adversely affect our business and operating results.

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
Our ability to provide solutions to consumers depends on our ability to communicate with our consumers through the internet and electronic networks that are owned and operated by third parties. We rely on third-party providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our solutions. Some of our other vendor agreements may be unilaterally terminated by the counterparty for convenience. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all, the terms of our agreements with such providers can change for reasons that are outside of our control, and as we increase our usage of such providers, any of which, could increase our expenses. If we are unable to renew these agreements on commercially reasonable terms or prices, or for any other reason, our expenses could increase. Also, if we are required to transition to a new provider, it could result in significant costs and possible service interruption or an impaired ability to access or save data stored to the cloud until equivalent services, if available, are identified, obtained, and implemented, all of which could harm our business, financial condition, results of operations, and prospects.

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
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (CCPA), and other state and federal laws relating to privacy and data security. The CCPA requires covered companies to make certain disclosures to California consumers about their data collection, use, and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA), which took effect on January 1, 2023, amended the CCPA and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement and enforce the law. The CCPA and CPRA have new regulations that are only partially complete and have been subject to legal challenge, creating uncertainty and compliance challenges. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations, and prospects. For example, Connecticut, Virginia, Utah, and Colorado have each enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have each enacted similar legislation that have become or will become effective in 2024; Tennessee, Iowa, New Jersey, Delaware, Maryland, Minnesota, Nebraska, and New Hampshire have each enacted similar legislation that will take effect in 2025; and Indiana, Rhode Island, and Kentucky have enacted similar legislation that will become effective in 2026. The CCPA, as modified by the CPRA, and certain other state laws have increased our compliance costs and potential liability. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or other requirements that may be, or may be asserted to be, applicable to our operations, which could increase the cost and complexity of providing our solutions and other aspects of our business.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of June 30, 2024, Mr. Leach held approximately 69.55% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested as of June 30, 2024, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 76.82% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, subject to limited exceptions, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
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
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of our final prospectus relating to our initial public offering. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with the underwriters, if the lock-up period is scheduled to end during a broadly applicable and regularly scheduled period during which trading in our securities would not be permitted under our insider trading policy (a Blackout Period), then 20% of the shares of Class A common stock and/or Class B common stock (including shares issuable upon exercise of vested options) that are subject to the lock-up restrictions, which percentage shall be calculated based on the number of shares of Class A common stock and/or Class B common stock subject to such restrictions as of the day immediately prior to the beginning of such Blackout Period, will be automatically released from such restrictions beginning on the ninth trading day immediately prior to the beginning of such Blackout Period.
Upon the expiration of the lock-up period described above, substantially all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws. Furthermore, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., and BofA Securities, Inc. may waive the lock-up agreements and market standoff agreements entered into by our executive officers, directors, and record holders of our securities before they expire.
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
From April 1, 2024 through June 30, 2024, we granted to our directors an aggregate of 27,270 shares of our Class A common stock issuable upon the vesting and settlement of restricted stock unit awards under our 2024 Equity Incentive Plan that became effective immediately after our initial public offering, based upon our initial public offering price of $88.00 per share.
From April 1, 2024 through June 30, 2024, we issued 1,177,087 shares of our Class A common stock upon the automatic conversion of $75.1 million in convertible unsecured subordinated promissory notes, which occurred concurrently upon the closing of our initial public offering, based upon our initial public offering price of $88.00 per share.
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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2024, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On June 4, 2024, Luke Swanson, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 160,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 12, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 4, 2024, Jared Chomko, our Vice President, Accounting and Principal Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,016 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 3, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 6, 2024, Richard Donahue, our Chief Marketing Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 137,347 shares of our Class A common stock. This figure includes an estimate of the number of shares to be acquired under our ESPP that may be sold under the trading arrangement; however, the actual number of shares that will be acquired through the ESPP may vary. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 4, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 7, 2024, Chris Jensen, our former Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 43,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 10, 2024, Amir El Tabib, our Chief Business Development Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 49,291 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 13, 2025, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended June 30, 2024.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-42018	3.1	April 22, 2024
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-42018	3.2	April 22, 2024
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-278172	4.1	April 08, 2024
10.1+	2024 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-278172	10.1	April 08, 2024
10.2+	2024 Employee Stock Purchase Plan and forms of agreement thereunder.	S-1/A	333-278172	10.2	April 08, 2024
10.3+	Outside Director Compensation Policy.	S-1/A	333-278172	10.5	April 08, 2024
10.4+	Form of Restricted Stock Unit Award Agreement between the registrant and Bryan Leach.	S-1/A	333-278172	10.32	April 08, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

IBOTTA, INC.

Date:	August 13, 2024	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 13, 2024	By:	/s/ Sunit Patel
Sunit Patel
Chief Financial Officer
(Principal Financial Officer)

Date:	August 13, 2024	By:	/s/ Jared Chomko
Jared Chomko
Vice President, Accounting
(Principal Accounting Officer)