Form 10-Q
period 2024-09-30
Ibotta, Inc.
filed 2024-11-14
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had outstanding 27,490,186 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.

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
•our expectations regarding our Share Repurchase Program;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$341,274	$62,591
Accounts receivable, less allowances of $3,825 and $3,160, respectively	227,792	226,439
Prepaid expenses and other current assets	6,992	9,314
Total current assets	576,058	298,344
Property and equipment, less accumulated depreciation of $9,548 and $8,905, respectively	2,057	2,541
Capitalized software development costs, less accumulated amortization of $17,216 and $13,482, respectively	15,437	12,844
Equity investment	4,531	4,531
Other long-term assets	183	1,530
Total assets	$598,266	$319,790
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,251	$8,937
Due to third-party publishers	96,337	73,155
Deferred revenue	4,756	2,628
User redemption liability	80,032	84,531
Accrued expenses	18,500	24,582
Other current liabilities	3,596	4,317
Total current liabilities	211,472	198,150
Long-term liabilities:
Long-term debt, net	—	64,448
Convertible notes derivative liability	—	25,400
Other long-term liabilities	8,836	3,864
Total liabilities	220,308	291,862
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, $0.00001 par value: zero and 17,245,954 shares authorized, issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	—	—
Common stock, $0.00001 par value: zero shares authorized, issued, and outstanding as of September 30, 2024; 40,000,000 shares authorized and 9,207,337 shares issued and outstanding as of December 31, 2023	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 27,750,593 shares issued, and 27,475,691 shares outstanding as of September 30, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of September 30, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	—	—
Additional paid-in capital	610,263	237,116
Treasury stock, at cost, 274,902 shares at September 30, 2024 and zero shares at December 31, 2023	(15,687)	—
Accumulated deficit	(216,618)	(209,188)
Total stockholders' equity	377,958	27,928
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$598,266	$319,790
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$98,621	$85,287	$268,874	$220,363
Cost of revenue	12,172	10,777	34,970	31,671
Gross profit	86,449	74,510	233,904	188,692
Operating expenses:
Sales and marketing	27,761	37,639	105,908	81,449
Research and development	16,285	12,391	47,452	36,306
General and administrative	20,631	12,109	62,493	38,180
Depreciation and amortization	1,065	1,501	3,096	3,015
Total operating expenses	65,742	63,640	218,949	158,950
Income from operations	20,707	10,870	14,955	29,742
Interest income (expense), net	4,436	(1,556)	5,303	(4,773)
Loss on debt extinguishment	—	—	(9,630)	—
Other expense, net	(16)	(1,511)	(3,132)	(3,252)
Income before (provision for) benefit from income taxes	25,127	7,803	7,496	21,717
(Provision for) benefit from income taxes	(7,888)	610	(14,926)	(2,246)
Net income (loss)	$17,239	$8,413	$(7,430)	$19,471
Net income (loss) per share:
Basic	$0.56	$0.94	$(0.34)	$2.19
Diluted	$0.51	$0.31	$(0.34)	$0.73
Weighted average common shares outstanding:
Basic	30,663,263	8,960,311	21,909,949	8,887,966
Diluted	33,567,489	26,830,524	21,909,949	26,629,394
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$17,239	$8,413	$(7,430)	$19,471
Other comprehensive income:
Net unrealized gain on short-term investments	—	—	—	126
Total other comprehensive income	—	—	—	126
Comprehensive income (loss)	$17,239	$8,413	$(7,430)	$19,597
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	17,245,954	$—	8,793,880	$—	$212,637	$(247,305)	$(126)	$(34,794)
Net loss	—	—	—	—	—	(4,283)	—	(4,283)
Other comprehensive income	—	—	—	—	—	—	77	77
Exercise of stock options	—	—	23,991	—	262	—	—	262
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	1,886	—	—	1,886
Release of restricted stock purchase shares from repurchase option	—	—	25,551	—	212	—	—	212
Balance, March 31, 2023	17,245,954	$—	8,843,422	$—	$214,997	$(251,588)	$(49)	$(36,640)
Net income	—	—	—	—	—	15,341	—	15,341
Other comprehensive loss	—	—	—	—	—	—	49	49
Exercise of stock options	—	—	52,228	—	409	—	—	409
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	1,898	—	—	1,898
Release of restricted stock purchase shares from repurchase option	—	—	25,552	—	212	—	—	212
Balance, June 30, 2023	17,245,954	$—	8,921,202	$—	$217,516	$(236,247)	$—	$(18,731)
Net income	—	—	—	—	—	8,413	—	8,413
Exercise of stock options	—	—	95,006	—	483	—	—	483
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	10,896	—	—	10,896
Release of restricted stock purchase shares from repurchase option	—	—	25,551	—	212	—	—	212
Balance, September 30, 2023	17,245,954	$—	9,041,759	$—	$229,107	$(227,834)	$—	$1,273
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT), CONT.
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	17,245,954	—	9,207,337	$—	—	—	$237,116	$(209,188)	$27,928
Net income	—	—	—	—	—	—	—	9,297	9,297
Exercise of stock options	—	—	187,777	—	—	—	1,799	—	1,799
Other	—	—	(3,000)		—	—	(91)	—	(91)
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	4,950	—	4,950
Release of restricted stock purchase shares from repurchase option	—	—	25,551	—	—	—	212	—	212
Balance, March 31, 2024	17,245,954	—	9,417,665	$—	—	$—	$243,986	$(199,891)	$44,095
Net loss	—	—	—	—	—	—	—	(33,966)	(33,966)
Exercise of stock options	—	—	244,112	—	—	—	2,913	—	2,913
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	44,912	—	44,912
Release of restricted stock purchase shares from repurchase option	—	—	25,552	—	—	—	212	—	212
Conversion of convertible debt	—	—	1,177,087	—	—	—	103,584	—	103,584
Conversion of redeemable convertible preferred stock	(17,245,954)	—	17,245,954	—	—	—	—	—	—
Initial public offering, net of issuance costs of $22.0 million	—	—	2,500,000	—	—	—	197,952	—	197,952
Balance, June 30, 2024	—	—	30,610,370	$—	—	$—	$593,559	$(233,857)	$359,702
Net income	—	—	—	—	—	—	—	17,239	17,239
Exercise of stock options	—	—	246,693	—	—	—	2,946	—	2,946
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	13,792	—	13,792
Release of restricted stock purchase shares from repurchase option	—	—	25,551	—	—	—	212	—	212
Repurchase of common stock	—	—	—	—	(274,902)	(15,687)	—	—	(15,687)
Issuance of common stock upon settlement of restricted stock units	—	—	9,474	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(4,071)	—	—	—	(246)	—	(246)
Balance, September 30, 2024	—	$—	30,888,017	$—	(274,902)	$(15,687)	$610,263	$(216,618)	$377,958
_____________
(1)Amounts combine the Company’s common stock, Class A common stock, and Class B common stock. See Note 7 - Redeemable Convertible Preferred Stock and Stockholders' Equity for discussion of the establishment of the Company’s two series of common stock and the reclassification of its common stock into Class A common stock in connection with the Company’s initial public offering in April 2024.
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities
Net (loss) income	$(7,430)	$19,471
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,160	5,749
Impairment of capitalized software development costs	437	130
Stock-based compensation expense	36,253	5,307
Common stock warrant expense	27,084	9,052
Credit loss expense	1,217	441
Loss on extinguishment of debt	9,630	—
Amortization of debt discount and issuance costs	1,036	2,475
Change in fair value of convertible notes derivative liability	3,085	3,200
Other	36	51
Changes in assets and liabilities:
Accounts receivable	(2,561)	(63,270)
Other current and long-term assets	(977)	472
Accounts payable	188	826
Due to third-party publishers	23,182	26,215
Accrued expenses	(5,926)	(2,773)
Deferred revenue	2,128	955
User redemption liability	(4,499)	(7,936)
Other current and long-term liabilities	4,887	(1,317)
Net cash provided by (used in) operating activities	93,930	(952)
Investing activities
Additions to property and equipment	(655)	(372)
Additions to capitalized software development costs	(7,001)	(5,871)
Maturities of short-term investments	—	27,900
Net cash (used in) provided by investing activities	(7,656)	21,657
Financing activities
Proceeds from exercise of stock options	7,649	1,154
Proceeds from initial public offering, net	206,692	—
Deferred offering costs	(5,972)	(4)
Purchase of treasury stock	(15,611)	—
Taxes paid related to net share settlement of equity awards	(246)	—
Other financing activities	(103)	—
Net cash provided by financing activities	192,409	1,150
Net change in cash and cash equivalents	278,683	21,855
Cash and cash equivalents, beginning of period	62,591	17,818
Cash and cash equivalents, end of period	$341,274	$39,673
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Supplemental disclosures of cash flow information
Interest paid	$2,529	$3,464
Income taxes paid	$8,134	$1,903
Supplemental disclosures of non-cash investing and financing activities
Deferred offering costs not yet paid	$65	$421
Stock-based compensation included in capitalized software development costs	$317	$320
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
The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, which can be found in the Company’s final prospectus dated April 17, 2024, filed with the SEC pursuant to Rule 424(b)(4) (Prospectus) under the Securities Act of 1933, as amended (Securities Act). Certain prior year amounts have been reclassified to reflect to the current year presentation.
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
Segments
The Company manages its operations and allocates resources as a single operating segment, and therefore, one reportable segment. Operating segments are components of a company for which separate financial information is internally produced for regular use by the Chief Operating Decision Maker (CODM) to allocate resources and assess the performance of the business. The Company’s CODM is its Chief Executive Officer who makes operating decisions, assesses financial performance, and allocates resources based on Company-wide financial information.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
•Expected Volatility. The expected volatility is determined with reference to historical stock volatilities of comparable guideline public companies over a period equivalent to the expected

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
term of the award, as the Company does not have an extensive trading history for its common stock.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The Company’s breakage is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$3,258	$6,213	$10,888	$21,970
Cost of revenue	46	117	161	487
Sales and marketing	394	1,048	1,411	4,340
Total breakage	$3,698	$7,378	$12,460	$26,797
The user redemption liability was $80.0 million and $84.5 million as of September 30, 2024 and December 31, 2023, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued employee expenses	$13,440	$18,156
Other accrued expenses	5,060	6,426
Total accrued expenses	$18,500	$24,582
5. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Convertible notes	$—	$75,099
Revolving line of credit	—	—
Total debt	—	75,099
Less: unamortized debt discount	—	(10,440)
Less: unamortized debt issuance costs	—	(211)
Long-term debt, net	$—	$64,448

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
The Company recognized interest expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$32	$1,168	$2,529	$3,465
Amortization of debt discount and issuance costs	7	834	1,036	2,475
Total interest expense	$39	$2,002	$3,565	$5,940
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
2021 Credit Facility
On November 3, 2021, the Company executed the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, which consists of a $50.0 million revolving line of credit (2021 Credit Facility). In March 2023, the Company executed a letter agreement to amend the 2021 Credit Facility to reduce the percentage of funds required to be maintained with Silicon Valley Bank. In December 2023, the Company executed the Second Loan Modification Agreement with Silicon Valley Bank, which, among other things, extended the initial maturity date of the 2021 Credit Facility to November 3, 2025 and amended the financial covenant liquidity ratio calculation. The 2021 Credit Facility, as amended by the subsequent amendment and modification agreements, is referred to herein as the Amended 2021 Credit Facility. As a result of our IPO, the maturity date of the Amended 2021 Credit Facility can be extended to November 3, 2026.
Borrowings under the Amended 2021 Credit Facility bear interest at a floating annual rate equal to the greater of (i) an applicable floor rate that ranges from 2.25% to 3.0% based on the Company’s average liquidity position as defined in the Amended 2021 Credit Facility and (ii) the prime rate less a margin that

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
As of September 30, 2024, there was no outstanding balance under the Amended 2021 Credit Facility and $50.0 million available. The Company is in compliance with all financial covenants under the Amended 2021 Credit Facility during all periods presented. All obligations under the Amended 2021 Credit Facility are secured by substantially all of the assets of the Company, including intellectual property.
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$338,948	$338,948	$—	$—
Total assets	$338,948	$338,948	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,890	$57,890	$—	$—
Total assets	$57,890	$57,890	$—	$—
Liabilities:
Convertible notes derivative liability	$25,400	$—	$—	$25,400
Total liabilities	$25,400	$—	$—	$25,400
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
comparable guideline public companies. The derivative liability is classified as Level 3 in the fair value hierarchy.
The following table summarizes the activity related to the fair value of the convertible notes derivative liability (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fair value at beginning of period	$—	$22,100	$25,400	$20,400
Change in fair value	—	1,500	3,085	3,200
Settlement of derivative liability	—	—	(28,485)	—
Fair value at end of period	$—	$23,600	$—	$23,600
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
During the three and nine months ended September 30, 2024 and 2023, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
7. Redeemable Convertible Preferred Stock and Stockholders’ Equity
On April 22, 2024, the Company closed its IPO, in which we issued and sold 2,500,000 shares of our Class A common stock at the IPO price. The Company received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million. The Selling Stockholders offered an additional 4,060,700 shares of the Company’s Class A common stock at the IPO price in a secondary offering, for which the Company received no proceeds. In connection with the secondary offering, on April 25, 2024, the underwriters for the IPO exercised their option to purchase an additional 984,105 shares of the Company’s Class A common stock from the Selling Stockholders at the IPO price less underwriting discounts and commissions, with all proceeds going to the Selling Stockholders.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Redeemable Convertible Preferred Stock
As of September 30, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
Preferred Stock
As of September 30, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of the Company’s Class A common stock.
The Company had shares of common stock reserved for issuance as follows:

	September 30, 2024	December 31, 2023
Redeemable convertible preferred stock outstanding	—	17,245,954
Stock options outstanding	3,688,752	4,516,612
Restricted stock units outstanding	1,148,327	—
Restricted stock purchase	37,192	113,846
Common stock warrant	4,121,034	3,528,577
Remaining shares reserved for future issuances under equity incentive plans	4,271,356	569,736
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	715,000	—
Total shares	13,981,661	25,974,725
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
As of September 30, 2024, $3.1 million had been released from the Company’s repurchase option and recorded to additional paid in capital. The portion of shares to be released from the repurchase option in the next 12 months, recorded in other current liabilities, is $0.3 million. As of December 31, 2023, $2.4 million had been released from the repurchase option and recorded to additional paid in

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
capital, $0.8 million was recorded in other current liabilities, and the remainder of $0.2 million was recorded in other long-term liabilities.
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

	Black-Scholes Option Pricing Model	Monte Carlo Simulation
Risk-free interest rate	1.64%	1.64%
Expected dividend yield	—	—
Expected volatility	50%	50% / 65%
Expected term (in years)	10.0	10.0
The adjustment under the anti-dilution provision on April 22, 2024 represents a modification under ASC 718. The aggregate grant date fair value of the 592,457 additional shares granted under the anti-dilution provision is $37.2 million. The fair value was determined based on a Black-Scholes option pricing

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
valuation model with the following assumptions:

Black-Scholes Option Pricing Model
Risk-free interest rate	4.61%
Expected dividend yield	—
Expected volatility	65%
Expected term (in years)	7.1
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
In September 2023, the performance conditions required for vesting were deemed probable, and the Company began to recognize stock-based compensation expense. During the three and nine months ended September 30, 2023, we recognized stock-based compensation of $9.1 million in sales and marketing expense associated with the Walmart Warrant. During the three and nine months ended September 30, 2024, we recognized stock-based compensation of $2.2 million and $27.1 million, respectively, in sales and marketing expense associated with the Walmart Warrant. Included in the $27.1 million was a $17.5 million incremental expense adjustment for the anti-dilution provision modification upon IPO. All expense for the periods presented is related to the vesting of the service conditions.
Stock-based compensation expense yet to be recognized related to the unvested portion of the Walmart Warrant is $32.3 million as of September 30, 2024. This amount is expected to be recognized over a weighted average period of 4.0 years.
Share Repurchase Program
On August 22, 2024, the Company announced that its board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100 million of the Company’s Class A common stock (Share Repurchase Program). The Share Repurchase Program has no expiration date. Repurchases under the Share Repurchase Program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of its Class A common stock under this authorization. The Company is not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
During the three months ended September 30, 2024, the Company repurchased 274,902 shares of its Class A common stock for an aggregate repurchase amount of $15.7 million, inclusive of immaterial broker commissions and legal costs. Repurchases are reflected in treasury stock on the condensed balance sheets. As of September 30, 2024, $84.4 million remains available and authorized for repurchase under the Share Repurchase Program. Activity under the Share Repurchase Program is recognized in the condensed balance sheets on a trade-date basis.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
8. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Redemption revenue	$84,485	$66,007	$226,425	$165,981
Ad & other revenue	14,136	19,280	42,449	54,382
Total revenue	$98,621	$85,287	$268,874	$220,363
Deferred Revenues
Deferred revenues primarily consist of fees and cash back offers collected from customers that will be applied to future campaigns. Deferred revenues are expected to be recognized as consumers redeem offers over the term of the campaigns, net of the cash back offer, which generally occurs within 12 months. Deferred revenues were $4.8 million and $2.6 million as of September 30, 2024, and December 31, 2023, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue recognized	$27	$58	$1,687	$2,524
9. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$476	$151	$999	$504
Sales and marketing(1)	4,347	9,627	34,777	10,749
Research and development	2,447	523	7,036	1,560
General and administrative	6,405	474	20,525	1,546
Total stock-based compensation expense	$13,675	$10,775	$63,337	$14,359
_______________
(1)Sales and marketing includes common stock warrant expense of $2.2 million and $27.1 million recognized during the three and nine months ended September 30, 2024, respectively, and $9.1 million recognized during the three and nine months ended September 30, 2023. See Note 7 – Redeemable Convertible Preferred Stock and Stockholders’ Equity.
The Company capitalized $0.3 million and $0.1 million of stock-based compensation expense to capitalized software development costs during the three and nine months ended September 30, 2024, respectively. The Company capitalized an immaterial amount of stock-based compensation expense to capitalized software development costs during the three and nine months ended September 30, 2023.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Unrecognized stock-based compensation expense as of September 30, 2024 was $52.7 million for unvested restricted stock units and $11.7 million for unvested stock options and is expected to be recognized over a weighted average period of 3.2 years and 2.4 years, respectively.
Equity Incentive Plan
In April 2024, the Company’s board of directors approved the 2024 Equity Incentive Plan (2024 Plan), which became effective in connection with the IPO. The 2024 Plan provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to eligible employees, directors, and consultants. The 2011 Equity Incentive Plan (2011 Plan), which terminated effective immediately prior to the effectiveness of the 2024 Plan, provided for the grant of various stock awards to employees of the Company, including incentive stock options, nonqualified stock options, and RSUs.
As of September 30, 2024, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2024 Plan is equal to 4,550,353 shares. The number of shares available for issuance will automatically increase on the first day of each fiscal year of the Company, beginning on January 1, 2025, in an amount equal to the least of (i) 5,400,000 shares, (ii) 5% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.
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
A summary of option activity for the nine months ended September 30, 2024, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	4,516,612	$14.34	7.5	$75,915
Granted	184,148	31.15
Exercised	(678,582)	11.28
Forfeited or expired	(333,426)	16.94
Options outstanding as of September 30, 2024	3,688,752	$15.51	6.7	$170,057
Options vested and exercisable as of September 30, 2024	2,513,078	$14.05	6.1	$119,523
The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $34.3 million.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
vesting commencement date for each award was the effectiveness of a registration statement on Form S-1 under the Securities Act. In March 2024, the awards were modified to accelerate the vesting by amending the vesting commencement date to be the grant date. The modification increased the fair value of the options by $3.0 million.
As a result of the IPO, the liquidity event condition associated with these stock options was satisfied as of the effectiveness of the registration statement on Form S-1 under the Securities Act on April 17, 2024. Upon the IPO, we recognized an $11.4 million cumulative stock-based compensation expense adjustment using the accelerated attribution method associated with the stock options for which the portion of the service period had been satisfied and vested through achievement of the liquidity event condition upon the IPO. Prior to the IPO, no stock-based compensation expense was recognized for these stock options as the liquidity event condition was not probable.
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2024, is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	—	$—
Granted	1,229,226	61.65
Vested	(9,474)	64.58
Forfeited or expired	(71,425)	71.82
Unvested and outstanding as of September 30, 2024	1,148,327	$60.99
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
As a result of the IPO, the liquidity event condition associated with all double-trigger awards was deemed probable as of the effectiveness of the registration statement on Form S-1 under the Securities Act on April 17, 2024. Upon the IPO, we recognized a $2.6 million cumulative stock-based compensation expense adjustment using the accelerated attribution method associated with the double-trigger awards for which the portion of the service period had been satisfied. The double-trigger awards are expected to begin vesting on December 1, 2024, which is the first quarterly vest date after the expiration of the lock-up period following the completion of the IPO. The vesting of certain double-trigger awards was accelerated prior to December 1, 2024 related to terminations.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
During the three and nine months ended September 30, 2024, we recognized $1.3 million and $2.4 million of stock-based compensation expense related to the CEO PRSU, respectively.
Employee Stock Purchase Plan (ESPP)
In April 2024, the Company’s board of directors approved the 2024 ESPP, which became effective in connection with the IPO. Initially, there are 715,000 shares of the Company’s Class A common stock reserved for issuance under the ESPP. The number of shares available for issuance will automatically increase on the first day of each fiscal year of the Company, beginning on January 1, 2025, in an amount equal to the least of (i) 1,100,000 shares of Class A common stock, (ii) 1% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors.
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
During the three and nine months ended September 30, 2024, we recognized stock-based compensation expense related to the ESPP of $0.6 million and $1.1 million, respectively. The Company has not yet issued any shares of its Class A common stock under the ESPP.
10. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $7.9 million and $14.9 million, respectively, resulting in an effective tax rate of 31.4% and 199.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock based compensation, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits. During the three and nine months ended September 30, 2023 the Company recorded an income tax benefit of $0.6 million and an income tax provision of $2.2 million, respectively, resulting in an effective tax rate of (7.8)% and 10.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the effects of the valuation allowance and state and local taxes.
The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax return for 2021.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
11. Net Income (Loss) Per Share
Following the IPO, the Company has two series of common stock, Class A common stock and Class B common stock. The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, basic and diluted net income (loss) per share are the same for Class A common stock and Class B common stock.
Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$17,239	$8,413	$(7,430)	$19,471
Denominator:
Weighted average shares of common stock outstanding, basic	30,663,263	8,960,311	21,909,949	8,887,966
Plus: dilutive effect of stock options	2,685,989	624,259	—	495,474
Plus: dilutive effect of RSUs	218,237	—	—	—
Plus: dilutive effect of redeemable convertible preferred stock	—	17,245,954	—	17,245,954
Weighted average common shares outstanding, diluted	33,567,489	26,830,524	21,909,949	26,629,394
Net income (loss) per share, basic	$0.56	$0.94	$(0.34)	$2.19
Net income (loss) per share, diluted	$0.51	$0.31	$(0.34)	$0.73
As the Company incurred a net loss during the nine months ended September 30, 2024, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options	—	3,191,922	3,688,752	3,791,773
RSUs	699,644	—	1,148,327	—
ESPP	56,353	—	56,353	—
Unvested shares of restricted stock purchase	37,192	139,398	37,192	164,949
Common stock warrant	4,121,034	3,851,194	4,121,034	3,847,502
Total shares excluded from diluted net income (loss) per share	4,914,223	7,182,514	9,051,658	7,804,224
Potentially dilutive common shares with respect to the convertible notes are not presented in the table above. The shares are excluded as of September 30, 2023 because no conditions required for conversion had occurred, and as of September 30, 2024 because the shares are included in the

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
calculation of basic net income (loss) per share because the convertible notes converted into shares of the Company’s Class A common stock as part of the IPO.
12. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the nine months ended September 30, 2024 and 2023, the Company spent $3.5 million and $0.8 million, respectively, with Wilson Sonsini. During the three months ended September 30, 2024 and 2023, the Company spent $0.7 million and $0.5 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini were $0.9 million as of September 30, 2024 and $1.0 million as of December 31, 2023.
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
13. Commitments and Contingencies
Letter of Credit
The Company has a standby letter of credit with Silicon Valley Bank in the amount of $0.4 million as of September 30, 2024 in conjunction with leased real estate. As of September 30, 2024, no amounts had been drawn, and the Company was in compliance with the covenants under the letter of credit.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of September 30, 2024, tax reserves were immaterial. As of December 31, 2023, tax reserves were $0.6 million. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Third-Party Publisher Commitments
The Company has minimum commitments with certain third-party publishers. These commitments may be structured as a minimum revenue share or guaranteed minimum payments, which are recognized within cost of revenue on our condensed statements of operations. Certain commitments also include variable components subject to performance conditions.
During the three and nine months ended September 30, 2024, we recognized minimum commitments of $1.0 million and $2.0 million, respectively, within cost of revenue. As of September 30, 2024, the fixed portion of the remaining minimum commitments are as follows:

Fiscal Year	In thousands
Remainder of 2024	1,000
2025	26,000
2026	26,000
2027	26,000
2028	23,000
Thereafter	38,500
Total	$140,500
14. Subsequent Events
The Company evaluated subsequent events through November 13, 2024, the date the accompanying condensed financial statements were available to be issued. There were no significant subsequent events identified.

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
Financial and Operational Highlights

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	97,366	67,856	249,547	162,330
Redeemers(1)	15,287	9,351	13,825	6,449
Redemptions per redeemer(1)	6.4	7.3	18.0	25.2
Redemption revenue per redemption(1)	$0.87	$0.97	$0.91	$1.02
Revenue	$98,621	$85,287	$268,874	$220,363
Gross profit	$86,449	$74,510	$233,904	$188,692
Gross margin	88%	87%	87%	86%
Net income (loss)	$17,239	$8,413	$(7,430)	$19,471
Net income (loss) as a percent of revenue	17%	10%	(3)%	9%
Adjusted EBITDA(1)	$36,519	$24,139	$84,452	$49,850
Adjusted EBITDA margin(1)	37%	28%	31%	23%
______________
(1)See Performance Metrics and Non-GAAP Measures for more information and reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial measures.
Note that certain figures shown above may not recalculate due to rounding.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	31,571	37,884	87,819	105,034
Third-party publisher redemptions	65,795	29,972	161,728	57,296
Total redemptions	97,366	67,856	249,547	162,330
Redeemers:
Direct-to-consumer redeemers	1,909	2,117	1,879	2,002
Third-party publisher redeemers	13,378	7,234	11,946	4,448
Total redeemers	15,287	9,351	13,825	6,449
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	16.5	17.9	46.7	52.5
Third-party publisher redemptions per redeemer	4.9	4.1	13.5	12.9
Total redemptions per redeemer	6.4	7.3	18.0	25.2
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.05	$1.15	$1.12	$1.18
Third-party publisher redemption revenue per redemption	0.78	0.75	0.79	0.74
Total redemption revenue per redemption	$0.87	$0.97	$0.91	$1.02

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
Ibotta D2C redemptions
For the three months ended September 30, 2024 compared to the same period in 2023, D2C redemptions were approximately 31.6 million and 37.9 million, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, D2C redemptions were approximately 87.8 million and 105.0 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.

Third-party publisher redemptions
For the three months ended September 30, 2024 compared to the same period in 2023, our third-party publisher redemptions were approximately 65.8 million and 30.0 million, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, our third-party publisher redemptions were approximately 161.7 million and 57.3 million, respectively. This growth was primarily driven by the expansion of the Walmart program, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in September 2023. In addition, Dollar General launched in the third quarter of 2023 and Family Dollar launched in the second quarter of 2024.
Total redemptions
For the three months ended September 30, 2024 compared to the same period in 2023, total redemptions were 97.4 million and 67.9 million, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, total redemptions were 249.5 million and 162.3 million, respectively.
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
Ibotta D2C redeemers
For the three months ended September 30, 2024 compared to the same period in 2023, D2C redeemers were 1.9 million and 2.1 million, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, D2C redeemers were 1.9 million and 2.0 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redeemers
For the three months ended September 30, 2024 compared to the same period in 2023, third-party publisher redeemers were approximately 13.4 million and 7.2 million, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, third-party publisher redeemers were approximately 11.9 million and 4.4 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. This growth was primarily driven by the expansion of the Walmart program, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in September 2023. In addition, Dollar General launched in the third quarter of 2023 and Family Dollar launched in the second quarter of 2024.
Total redeemers
For the three months ended September 30, 2024 compared to the same period in 2023, total redeemers were approximately 15.3 million and 9.4 million, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, total redeemers were approximately 13.8 million and 6.4 million, respectively.

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
Ibotta D2C redemptions per redeemer
For the three months ended September 30, 2024 compared to the same period in 2023, D2C redemptions per redeemer were approximately 16.5 and 17.9, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, D2C redemptions per redeemer were approximately 46.7 and 52.5, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions per redeemer
For the three months ended September 30, 2024 compared to the same period in 2023, third-party publisher redemptions per redeemer were approximately 4.9 and 4.1, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, third-party publisher redemptions per redeemer were approximately 13.5 and 12.9, respectively. The increase was driven by an increase in redeemers in September 2023 due to the expansion of the Walmart program.
Total redemptions per redeemer
For the three months ended September 30, 2024 compared to the same period in 2023, total redemptions per redeemer were approximately 6.4 and 7.3, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, total redemptions per redeemer were approximately 18.0 and 25.2, respectively.
Redemption revenue per redemption
Redemption revenue per redemption is the redemption revenue divided by the number of redemptions. Redemption revenue per redemption is an indication of our fee, which is generally charged as a fixed dollar amount per redemption. In any period, our redemption revenue per redemption can fluctuate based on the category mix of offers being redeemed and the impact of inflation on a product’s manufacturer’s suggested retail price (MSRP). Category mix can be impacted by factors such as seasonal promotions, including back-to-school items in the third quarter or holiday promotions on grocery and food items in the fourth quarter of each year. Our fee is generally charged as a fixed dollar amount per redemption based on the retail price of the specific item being promoted.
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
Ibotta D2C redemption revenue per redemption
For the three months ended September 30, 2024 compared to the same period in 2023, D2C redemption revenue per redemption was $1.05 and $1.15, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, D2C redemption revenue per redemption was

$1.12 and $1.18, respectively. This change was driven primarily by the one-time breakage benefit of $2.1 million and $12.7 million incurred during the three and nine months ended September 30, 2023, respectively. See the Breakage Benefit section below for more details, as well as offer mix.
Third-party publisher redemption revenue per redemption
For the three months ended September 30, 2024 compared to the same period in 2023, third-party publisher redemption revenue per redemption was $0.78 and $0.75, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, third-party publisher redemption revenue per redemption was $0.79 and $0.74, respectively. This change was driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended September 30, 2024 compared to the same period in 2023, total redemption revenue per redemption was $0.87 and $0.97, respectively. For the nine months ended September 30, 2024 compared to the same period in 2023, total redemption revenue per redemption was $0.91 and $1.02, respectively.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss), adjusted to exclude interest (income) expense, net, depreciation and amortization expense, stock-based compensation expense, change in fair value of derivative, loss on debt extinguishment, provision for (benefit from) income taxes, and other expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) margin to Adjusted EBITDA Margin for each of the periods presented (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$17,239	$8,413	$(7,430)	$19,471
Add (deduct):
Interest (income) expense, net	(4,436)	1,556	(5,303)	4,773
Depreciation and amortization (1)	2,137	2,494	6,160	5,749
Stock-based compensation (2)	13,675	10,775	63,337	14,359
Change in fair value of derivative	—	1,500	3,085	3,200
Loss on debt extinguishment	—	—	9,630	—
Provision for (benefit from) income taxes	7,888	(610)	14,926	2,246
Other expense, net (3)	16	11	47	52
Adjusted EBITDA	$36,519	$24,139	$84,452	$49,850
Revenue	$98,621	$85,287	$268,874	$220,363
Net income (loss) as a percent of revenue	17%	10%	(3)%	9%
Adjusted EBITDA margin	37%	28%	31%	23%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended September 30, 2024 and 2023 was $1.1 million and $1.0 million, respectively and for the nine months ended September 30, 2024 and 2023 was $3.1 million and $2.7 million, respectively.
(2)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$476	$151	$999	$504
Sales and marketing	4,347	9,627	34,777	10,749
Research and development	2,447	523	7,036	1,560
General and administrative	6,405	474	20,525	1,546
Total stock-based compensation	$13,675	$10,775	$63,337	$14,359
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
In 2023, we made an update to fix a software error to correctly charge maintenance fees to all inactive D2C redeemers on a go-forward basis. This change resulted in a short-term benefit to U.S. GAAP revenue in 2023. For the three and nine months ended September 30, 2023, the breakage benefit to revenue totaled $2.1 million and $12.7 million, respectively. There was no breakage benefit associated with the three and nine months ended September 30, 2024.

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
We expect cost of revenue to increase as we continue to invest in our infrastructure and acquire new publishers and customers.
Operating expenses
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, common stock warrant expense, self-funded user awards, net of the related breakage, media spend, B2B marketing, software licensing costs, market research, and public relations. Personnel-related costs include salaries, stock-based compensation, bonuses, benefits, taxes, and travel. Self-funded user awards are awards related to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy.
We expect sales and marketing to increase as we as we continue to invest in marketing efforts to increase engagement and brand awareness. However, we expect sales and marketing expenses to decrease as a percentage of total revenue over time due to growth in revenue from third-party publishers, although they may fluctuate as a percentage of total revenue from period to period.
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
We expect research and development to increase as we focus on further improvements to, and maintenance of, our platform. However, we expect our research and development expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, software licensing costs, professional fees for external legal, accounting and other consulting services, facilities costs, corporate insurance, bad debt, and taxes and licenses. Personnel-related costs include stock-based compensation, salaries, benefits, bonuses, travel, and taxes.
We expect to increase the size of our general and administrative function to support the growth of our business and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to continue to incur increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase. However, we expect our general and administrative expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
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
Interest income (expense), net
Interest income (expense), net consists of interest income earned on cash and cash equivalents, net of interest expense incurred on debt instruments.
Other expense, net
Other expense, net consists primarily of the loss incurred upon extinguishment of the convertible notes, gains and losses incurred on the convertible notes derivative liability and disposals of assets, and penalties.
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

Results of Operations
The following tables set forth our results of operations in dollars for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$98,621	$85,287	$268,874	$220,363
Cost of revenue(1)	12,172	10,777	34,970	31,671
Gross profit	86,449	74,510	233,904	188,692
Operating expenses(1):
Sales and marketing	27,761	37,639	105,908	81,449
Research and development	16,285	12,391	47,452	36,306
General and administrative	20,631	12,109	62,493	38,180
Depreciation and amortization	1,065	1,501	3,096	3,015
Total operating expenses	65,742	63,640	218,949	158,950
Income from operations	20,707	10,870	14,955	29,742
Interest income (expense), net	4,436	(1,556)	5,303	(4,773)
Loss on debt extinguishment	—	—	(9,630)	—
Other expense, net	(16)	(1,511)	(3,132)	(3,252)
Income before provision for income taxes	25,127	7,803	7,496	21,717
(Provision for) benefit from income taxes	(7,888)	610	(14,926)	(2,246)
Net income (loss)	$17,239	$8,413	$(7,430)	$19,471
_______________
(1)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$476	$151	$999	$504
Sales and marketing	4,347	9,627	34,777	10,749
Research and development	2,447	523	7,036	1,560
General and administrative	6,405	474	20,525	1,546
Total stock-based compensation	$13,675	$10,775	$63,337	$14,359

Comparison of the three months ended September 30, 2024 and 2023
Revenue

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$33,144	$43,620	$(10,476)	(24)%
Ad & other revenue	14,136	19,280	(5,144)	(27)%
Total direct-to-consumer revenue	47,280	62,900	(15,620)	(25)%
Third-party publishers revenue
Redemption revenue	51,341	22,387	28,954	129%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	51,341	22,387	28,954	129%
Total
Redemption revenue	84,485	66,007	18,478	28%
Ad & other revenue	14,136	19,280	(5,144)	(27)%
Total revenue	$98,621	$85,287	$13,334	16%
Total redemption revenue increased $18.5 million, or 28%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to a $29.0 million increase in revenue from third-party publishers, partially offset by a $10.5 million decrease in revenue from the Ibotta D2C properties. The increase in revenue from third-party publishers was primarily driven by the expansion of revenue related to Walmart, Dollar General, and Family Dollar. Walmart initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in September 2023. Dollar General launched in the third quarter of 2023, and Family Dollar launched in the second quarter of 2024. The decrease in D2C redemption revenue was driven primarily by a decrease in redemptions on the Ibotta D2C properties, as well as the one-time breakage benefit of $2.1 million incurred during the three months ended September 30, 2023.
Ad & other revenue decreased $5.1 million, or 27%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to a shift in CPG client spend from ad products to redemption revenue and the deprecation of our consumer insights business.
Cost of revenue

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$12,172	$10,777	$1,395	13%
Cost of revenue increased $1.4 million, or 13%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, flat at 12% as a percent of total revenue, due to an increase in revenue. The primary drivers were revenue share and data hosting costs.

Sales and marketing

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$27,761	$37,639	$(9,878)	(26)%
Sales and marketing decreased $9.9 million, or 26%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to decreases of $5.3 million in stock-based compensation expense and $4.7 million in self-funded user award expense. The decrease in stock-based compensation was comprised of a decrease of $6.8 million related to the common stock purchase warrant that we issued to Walmart on May 17, 2021 (Walmart Warrant), partially offset by an increase of $1.5 million related to equity awards for which expense recognition commenced after the IPO. The decrease in Walmart Warrant expense resulted from a $9.1 million cumulative expense adjustment recorded in September 2023 when the performance conditions required for vesting were deemed probable. The decrease in self-funded user awards resulted from a shift in marketing strategy.
Research and development

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$16,285	$12,391	$3,894	31%
Research and development increased $3.9 million, or 31%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to increases of $1.9 million in stock-based compensation expense, $1.1 million in other personnel-related costs driven by an increase in headcount to support our growth, and $0.6 million in capitalized software impairment costs.
General and administrative

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$20,631	$12,109	$8,522	70%
General and administrative increased $8.5 million, or 70%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to increases of $5.9 million in stock-based compensation expense, $1.0 million in other personnel-related costs, $1.2 million in ongoing public company costs, and $0.5 million in bad debt expense. The increase in stock-based compensation expense was primarily related to equity awards for which expense recognition commenced upon IPO.
Depreciation and amortization

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Depreciation and amortization	$1,065	$1,501	$(436)	(29)%

Depreciation and amortization decreased $0.4 million, or 29%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income (expense), net	$4,436	$(1,556)	$5,992	385%
Interest income (expense), net, increased $6.0 million, or 385%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to an increase in interest earned on cash and cash equivalents driven largely by the IPO proceeds and a decrease in interest expense resulting from the extinguishment of the convertible notes.
Other expense, net

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other expense, net	$16	$1,511	$(1,495)	(99)%
Other expense, net, decreased $1.5 million, or 99%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a $1.5 million decrease in the loss on the convertible notes derivative liability, which was settled in connection with the IPO.
Provision for income taxes

	Three months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$7,888	$(610)	$8,498	NM(1)
_______________
(1)NM - not meaningful
Provision for income taxes increased $8.5 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher pre-tax book income and the impact of non-deductible items, including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions. These increases are partially offset by the benefit of research and development tax credits.

Comparison of the nine months ended September 30, 2024 and 2023
Revenue

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$98,426	$123,421	$(24,995)	(20)%
Ad & other revenue	42,449	54,382	(11,933)	(22)%
Total direct-to-consumer revenue	140,875	177,803	(36,928)	(21)%
Third-party publishers revenue
Redemption revenue	127,999	42,560	85,439	201%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	127,999	42,560	85,439	201%
Total
Redemption revenue	226,425	165,981	60,444	36%
Ad & other revenue	42,449	54,382	(11,933)	(22)%
	$268,874	$220,363	$48,511	22%
Total redemption revenue increased $60.4 million, or 36%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to a $85.4 million increase in revenue from third-party publishers, partially offset by a $25.0 million decrease in revenue from the Ibotta D2C properties. The increase in revenue from third-party publishers was primarily driven by the expansion of revenue related to Walmart, Dollar General, and Family Dollar. Walmart initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in September 2023. Dollar General launched in the third quarter of 2023, and Family Dollar launched in the second quarter of 2024. The decrease in D2C redemption revenue was driven by the one-time breakage benefit of $12.7 million incurred during the nine months ended September 30, 2023, as well as a decrease in redemptions on Ibotta D2C properties.
Ad & other revenue decreased $11.9 million, or 22%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to a shift in CPG client spend from ad products to redemption revenue and the deprecation of our consumer insights business.
Cost of Revenue

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$34,970	$31,671	$3,299	10%
Cost of revenue increased $3.3 million, or 10%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, a 1% decrease as a percent of total revenue, due to an increase in revenue. The primary drivers were revenue share and data hosting costs.

Sales and marketing

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$105,908	$81,449	$24,459	30%
Sales and marketing increased $24.5 million, or 30%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to increases of $24.0 million in stock-based compensation, $4.4 million in B2B marketing, and $2.7 million in media spend, partially offset by a decrease of $6.8 million in self-funded user award expense. The increase in stock-based compensation was comprised of $18.0 million related to the Walmart Warrant, of which $17.5 million was associated with the additional shares granted upon the closing of the IPO under the warrant’s anti-dilution provision, and $5.8 million related to equity awards for which expense recognition commenced after the IPO. The increases in B2B marketing and media spend were driven by campaigns to build company brand awareness, and the decrease in self-funded user awards resulted from a shift in marketing strategy.
Research and development

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Research and development	$47,452	$36,306	$11,146	31%
Research and development increased $11.1 million, or 31%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to increases of $5.3 million in stock-based compensation related to equity awards for which expense recognition commenced after the IPO, $4.7 million in other personnel-related costs driven by an increase in headcount to support our growth, and $0.6 million in software licensing costs.
General and administrative

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$62,493	$38,180	$24,313	64%
General and administrative increased $24.3 million, or 64%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to increases of $18.8 million in stock-based compensation related to equity awards for which expense recognition commenced upon IPO, $3.1 million in other personnel-related costs, $2.2 million in ongoing public company costs, and $0.8 million in bad debt expense. The increase in other personnel-related costs includes $1.5 million related to one-time IPO costs. Increases were partially offset by a $0.6 million decrease in software licensing costs.

Depreciation and amortization

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Depreciation and amortization	$3,096	$3,015	$81	3%
Depreciation and amortization increased $0.1 million, or 3%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Interest expense, net

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income (expense), net	$5,303	$(4,773)	$10,076	211%
Interest income (expense), net, increased $10.1 million, or 211%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to an increase in interest earned on cash and cash equivalents driven largely by the IPO proceeds and a decrease in interest expense resulting from the extinguishment of the convertible notes.
Loss on debt extinguishment

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$9,630	$—	$9,630	NM(1)
_______________
(1)NM - not meaningful
Loss on extinguishment of debt increased $9.6 million during the during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.
Other expense, net

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other expense, net	$3,132	$3,252	$(120)	(4)%
Other expense, net, decreased $0.1 million, or (4)%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Provision for income taxes

	Nine months ended September 30,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$14,926	$2,246	$12,680	NM(1)
_______________
(1)NM - not meaningful
Provision for income taxes increased $12.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the impact of non-deductible items including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions, partially offset by the benefit of research and development tax credits.
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity included $341.3 million of cash and cash equivalents and $50.0 million of available capacity under a revolving line of credit. On April 22, 2024, we closed our IPO and received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million.
Our primary cash needs are for personnel-related expenses, sales and marketing expenses, user award payables, data hosting costs, and software licensing costs. We believe our existing liquidity will be sufficient to meet our projected operating and capital requirements for at least the next 12 months. Our future cash requirements will depend on many factors, including our pace of growth, the timing and extent of spend to support research and development efforts, the timing of cash collected from clients, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, the continuing market acceptance of the platform, and the volume and timing of our share repurchases. As a result of these and other factors, we may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Further, recent volatility in the global financial markets due to heightened inflation, rising interest rates, and geopolitical events, could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when desired, our business, financial condition, results of operations, and prospects would be adversely affected.
2021 Credit Facility
On November 3, 2021, we executed the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, which consists of a $50.0 million revolving line of credit with a maturity date of November 3, 2026 (2021 Credit Facility). As of September 30, 2024, we had no outstanding borrowings under the 2021 Credit Facility and $50.0 million of unused borrowings available.
Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of September 30, 2024 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. However, the exercisability of a portion of the Walmart Warrant is subject to certain performance conditions and forfeiture features, and we cannot make assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 7 - Redeemable Convertible Preferred Stock and Stockholders' Equity to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Share Repurchase Program
On August 22, 2024, we announced that our board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100 million of the Company’s Class A common stock (Share Repurchase Program). The Share Repurchase Program has no expiration date. Repurchases under the Share Repurchase Program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of our Class A common stock under this authorization. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and we may terminate or suspend the Share Repurchase Program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
During the three months ended September 30, 2024, we repurchased 274,902 shares of our Class A common stock for an aggregate repurchase amount of $15.7 million, inclusive of immaterial broker commissions and legal costs. As of September 30, 2024, $84.4 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$93,930	$(952)
Net cash (used in) provided by investing activities	(7,656)	21,657
Net cash provided by financing activities	192,409	1,150
Net change in cash and cash equivalents	$278,683	$21,855
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
Net cash provided by operating activities increased $94.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was a result of a $26.9 million increase in net loss, adjusted for a $58.5 million increase in non-cash charges, partially offset by a $63.3 million increase in net cash inflows as a result of changes in operating assets and liabilities. The increase in net loss was largely driven by non-cash charges as a result of the IPO, including accelerated stock-based compensation and losses on the extinguishment of the convertible notes and derivative liability, partially offset by an increase in revenue. The increase in net cash inflows from changes in operating assets and liabilities was primarily due to a $60.7 million decrease in accounts receivable driven by the larger increase in gross billings in 2023 as compared to 2024, a $6.2 million increase in other current and long-term liabilities driven by an increase in uncertain tax positions, and a $3.4 million increase in the user redemption liability. These cash inflows were partially offset by cash outflows from a $3.2 million decrease in accrued expenses and a $3.0 million decrease in liabilities due to third-party publishers related to the timing of third-party publishers joining the IPN.
Investing Activities
Net cash used in investing activities increased $29.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by a $27.9 million decrease in maturities of short-term investments and a $1.1 million increase in additions to capitalized software development costs.
Financing Activities
Net cash provided by financing activities increased $191.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by $200.7 million of net IPO proceeds and a $6.5 million increase in proceeds from the exercise of stock options, partially offset by $15.6 million in purchases of treasury stock.
Material Cash Requirements
Operating leases
Our operating lease commitments include our corporate office. As of September 30, 2024, we had noncancellable lease obligations of $2.0 million, of which $1.8 million is payable within 12 months. For additional discussion on our operating leases, refer to Note 10 – Operating Leases to our audited consolidated financial statements included in the Prospectus.
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
There have been no material changes to our critical accounting policies and estimates as described in our Prospectus, expect as described below:
Stock-Based Compensation
Stock-based compensation for equity awards, including stock options, restricted stock units (RSUs), and awards granted under our employee stock purchase plan (ESPP), is measured based on the grant date fair value of the award. For awards with service conditions only, we recognize compensation expense, net of actual forfeitures, on a straight-line basis over the requisite service period, which is generally four years. For awards with both service and performance conditions, we recognize compensation expense, net of actual forfeitures, under the accelerated attribution method when performance conditions are considered probable of being achieved.
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
•Expected Volatility. The expected volatility is determined with reference to historical stock volatilities of comparable guideline public companies over a period equivalent to the expected term of the award as we do not have an extensive trading history for our common stock.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and floating rate debt. As of September 30, 2024, we had cash and cash equivalents of $341.3 million, which consists of cash on hand and highly liquid investments in money market instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Our line of credit bears interest at floating interest rates. Accordingly, if we incur debt in the future, including under the 2021 Credit Facility, our borrowing costs could increase if interest rates rise in the future.

Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, results of operations, or prospects.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosures controls were effective at a reasonable assurance level as of September 30, 2024.
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
•We have adopted a Share Repurchase Program to purchase up to an aggregate of $100 million of the Company’s Class A common stock; however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
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
We have a history of net losses. While we achieved profitability for the three months ended September 30, 2024 and for the fiscal year ended December 31, 2023, we may not be able to continue to be profitable. For example, we incurred a net loss of $7.4 million for the nine months ended September 30, 2024, and as of September 30, 2024, we had an accumulated deficit of $216.6 million. We expect our costs will increase over time as we expect to invest significant additional funds towards growing our business and operating as a public company. See the risk factor below titled “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be adversely affected.
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
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the industry. Any failure to adequately increase revenue or manage operating costs could prevent us from maintaining profitability. In addition, we may make concessions to publishers, CPG brands, and retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. As a result, the impact of concessions on our financial results may continue into future periods or have greater impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in shopping. For example, we expect that sales and marketing will increase for the foreseeable future, primarily stemming from increased headcount and marketing efforts. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the direct-to-consumer (D2C) shopping experience, customer support, and consumer acquisition and onboarding costs. Our efforts to encourage the growth of loyalty programs on third-party publishers’ apps and websites may cause fewer consumers to use our D2C properties, leading to a loss of revenue and adversely affecting our financial position. We also expect to continue to face greater compliance costs associated with the increased scope of our business and being a public company.
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
Our business, financial condition, results of operations, and prospects will be adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc., a Delaware corporation (Walmart), Dollar General Corporation, a Tennessee corporation (Dollar General), and Family Dollar Stores LLC, a Delaware limited liability company (Family Dollar). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with such publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to form new partnerships with publishers, and our revenue could be lower than expected, which would have an adverse effect on our business, financial condition, results of operations, and prospects.
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
Both the redeemers and our redeemers’ level of redemptions are critical to our success. During the nine months ended September 30, 2024, total redeemers were approximately 13.8 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have in the past experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business may suffer. If we are unable to maintain and expand the use by consumers of digital promotions in our network or if we do not do so to a greater extent than our competitors, publishers, CPG brands, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
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
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the three and nine months ended September 30, 2024, our revenue was $98.6 million and $268.9 million, respectively. There can be no assurances that our revenue will grow at current rates and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods.
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
We have experienced growth in our business and we anticipate continuing to experience growth in the future. For example, the number of our full-time employees has increased from 530 as of December 31, 2020 to 858 as of September 30, 2024. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
We rely in part on licensed money transmitters to enable consumers to cash out their earned rewards from our D2C properties. If any of these licensed money transmitters terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find alternative licensed money transmitters to support our platform and may not be able to secure similar terms or replace such licensed money transmitters in an acceptable time frame. Any of these risks could result in significant legal, financial, and reputational costs to our business.
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
An increase in interest rates may adversely impact our business.
On November 3, 2021, we executed the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank, which consists of a $50.0 million revolving line of credit with a maturity date of November 3, 2026 (2021 Credit Facility). The 2021 Credit Facility bears interest at a floating annual rate equal to the greater of (i) an applicable floor rate that ranges from 2.25% to 3.0% based on our average liquidity position as defined in the 2021 Credit Facility and (ii) the prime rate less a margin that ranges from 0.25% to 1.0% based on our average liquidity position as defined in the 2021 Credit Facility.
If the U.S. Federal Reserve were to raise its benchmark interest rates, market interest rates could also increase. Although we do not have any outstanding borrowings under the 2021 Credit Facility or under any other debt agreement (other than convertible notes that were automatically converted into our Class A common stock upon the completion of our initial public offering), because our interest rate is tied to market rates, if we incur debt in the future, including under the 2021 Credit Facility, an increase in interest rates in the future could increase our borrowing costs on any future borrowings. In addition, operating and growing our business may require additional capital, which could include equity or debt financing. An increase in interest rates in the future could negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs through price increases to our clients, other cost control measures, or other means. Any attempts to offset cost increases with price increases may result in reduced sales, increased client dissatisfaction, or otherwise harm our reputation.
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
We collect, receive, store, generate, use, transfer, disclose, make accessible, dispose of, share, and otherwise process (Process or Processing) data about consumers, including personal information or personal data, and other confidential or proprietary information, for various purposes, including legal, marketing, and other business-related purposes. Cyberattacks, denial or degradation of service attacks, ransomware attacks, business email compromises, account takeover attacks, malware, viruses, social engineering (including phishing), identity theft, fraudulent payment requests, and other malicious online and related activities are prevalent in our and our customers’ and partners’ industries and continue to increase. Advances in computer and software capabilities and increasing sophistication of hackers have increased these and other risks that we and our service providers and partners face. Geopolitical tensions and conflicts may also increase these risks. We and our service providers and partners may experience attacks, unavailable or degraded systems, and unauthorized access to or other Processing of data due to these risks and various others, including employee error or malfeasance, theft or misuse, attacks by nation-state and affiliated actors, and advanced persistent threat intrusions. We may not be able to anticipate or to implement effective preventive and remedial measures against all threats, and we cannot guarantee that the security protocols, network protection mechanisms, and other security measures that we have integrated into our systems, networks, and physical facilities, nor our recovery systems, will be adequate to prevent, detect, or address security breaches or incidents, service degradation or interruptions, system failures and other impacts on the integrity and availability of systems, data loss, theft, or other unauthorized Processing, or other material adverse consequences. Our security measures, and those of companies we may acquire and our third-party service providers and partners, could fail or may be insufficient, resulting in interruptions or other disruptions to systems or the loss of, or unauthorized disclosure, modification, use, unavailability, destruction, or other Processing of our or our customers’ data or other data that we or our service providers or partners Process.
For example, third parties may fraudulently induce our employees, redeemers, clients, publishers, or partners to disclose credentials or other information or otherwise compromise the security of our networks, systems, and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, apps, systems, networks, and/or physical facilities used by our service providers or partners. We have been and may in the future become the target of cyberattacks by third parties seeking unauthorized access to our data or data of our employees, redeemers, clients, publishers, or partners, or to disrupt our solutions or other aspects of our operations. Many of our employees work remotely, which may pose additional security risks. We also have incorporated AI and machine learning (AIML) solutions and features into our platform and may incorporate additional AIML solutions and features into our platform in the future. The use of AIML solutions may result in security incidents and our use of AIML solutions and features may create additional cybersecurity risks or increase cybersecurity risks. Further, AIML technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. There also have been and may continue to be significant attacks on supply chains and on third-party service providers. We do not control the security measures of third parties, but we may be, or face assertions that we are, responsible for any breach of such third parties’ security measures or for any exploitable defects, vulnerabilities, or bugs in third-party components or services that we make use of, or we may suffer reputational or other harm, and may not have recourse against the third party.
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
We and our third-party partners use a number of technologies to collect information used to deliver our solutions. For instance, we and our third-party partners use mobile device identifiers such as Apple IDFA and Google AdID to identify, target, and measure relevant promotions to consumers. These promotions and advertising that we show on mobile apps could be affected by mobile operating systems blocking or restricting use of mobile device identifiers. Our promotions and advertisements could also be negatively impacted by mobile operating systems implementing more restrictive privacy settings and choices. For example, in April 2021, Apple commenced implementation of an app transparency framework in which, among other things, mobile apps are required to obtain the user’s opt-in consent for certain types of tracking, including by a user’s unique advertising identifier, or IDFA. Additionally, Apple implemented requirements for consumer disclosures regarding privacy and data processing practices in December 2020, which has resulted in increased compliance requirements and could result in decreased usage of our app and the IPN. In June 2023, Apple announced new SDK privacy controls that were introduced in iOS 17, released in September 2023, including protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers' ability to collect app and user data across Android devices, which Google began rolling out in early 2024. These or any similar changes to the policies of Apple or Google may materially and adversely affect our business, financial condition, results of operations, and prospects. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.
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
We have incorporated and may continue to incorporate additional AIML solutions and features into our platform and business, including those based on large language models, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AIML solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions and features. Our competitors or other third parties may incorporate AIML into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, any of our products and offerings making use of AIML may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML solutions or features assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such content, analyses, recommendations, or for such solutions or features or their development or deployment, including the collection, use, or other Processing of data used to train or create such AIML solutions or features, to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, results of operations, and prospects may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
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
Compliance with these and any other applicable privacy, data protection, data security, marketing, and consumer protection guidelines, laws, and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects with these guidelines, laws, and regulations. However, if our belief is incorrect, or if these guidelines, laws, or regulations or their interpretation change or new legislation or regulations are enacted, we may face significant fines, penalties, injunctive restrictions, class actions, and damages that could adversely affect our business, financial condition, results of operations, and prospects. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information, delete information collected, or implement new safeguards or business processes to help individuals manage our use of their information, among other changes.
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
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (CCPA), and other state and federal laws relating to privacy and data security. The CCPA requires covered companies to make certain disclosures to California consumers about their data collection, use, and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. In addition, the California Privacy Rights Act of 2020 (CPRA), which took effect on January 1, 2023, amended the CCPA and, among other things, gives California residents the ability to limit the use of their sensitive information, provides for penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement and enforce the law. The CCPA and CPRA have new regulations that are only partially complete and have been subject to legal challenge, creating uncertainty and compliance challenges. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition, results of operations, and prospects. For example, Connecticut, Virginia, Utah, and Colorado have each enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have each enacted similar legislation that has taken effect in 2024; Tennessee, Iowa, New Jersey, Delaware, Maryland, Minnesota, Nebraska, and New Hampshire have each enacted similar legislation that will take effect in 2025; and Indiana, Rhode Island, and Kentucky have enacted similar legislation that will become effective in 2026. The CCPA, as modified by the CPRA, and certain other state laws have increased our compliance costs and potential liability. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or other requirements that may be, or may be asserted to be, applicable to our operations, which could increase the cost and complexity of providing our solutions and other aspects of our business.
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

We may be subject to and suffer an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws or Data Protection Obligations, or if our Privacy Policies are, in whole or part, found or alleged to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media, or others, which may cause us material reputational harm and harm to our market position. Our actual or perceived failure to comply with Data Protection Laws or Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business and results of operations. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws or Data Protection Obligations. Our service providers or our partners’ failure to adhere to these third-party restrictions on data use or other Data Protection Obligations also may result in claims, proceedings, or actions against us by our business counterparties or other parties, government investigation, government litigation or other proceedings, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business and have an Adverse Data Protection Impact.
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. With laws and regulations in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws, regulations, and standards, or of contractual or other obligations relating to privacy, data protection, or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our data collection, management and Processing practices, our policies or procedures, or our solutions. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards, and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related product solutions, there may be increased scrutiny on our use, disclosure, or other Processing of data, and we may be subject to new and unexpected regulations. Future laws, regulations, standards, and other obligations, or changes in their interpretation or enforcement, could, for example, impair our ability to collect, use, or otherwise Process information that we use to provide targeted digital promotions and media to consumers on behalf of CPG brands and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing, disclosure, or other Processing of data or content, or additional requirements associated with data Processing, including any requirements for express or implied consent for the use, retention, disclosure, or other Processing of data or content, could require us to modify our solutions, possibly in a material manner, which we may be unable to complete in a commercially reasonable manner or at all, could prohibit new or potential solutions and features, could limit our ability to store and Process data or to develop new solutions and features, and could increase our compliance costs or other costs of doing business.
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
Our failure or perceived failure to comply with Data Protection Laws, our Privacy Policies, and Data Protection Obligations or any of our other actual or asserted legal obligations or industry standards relating to privacy, data protection, information security, AI, marketing or consumer protection, electronic communications, intellectual property, e-commerce, competition, price discrimination, taxation, or the use of promotions, may subject us to claims, litigation, regulatory investigations and proceedings, fines, or other liabilities, as well as negative publicity or public statements against us by consumer advocacy groups or others. Any such actual or perceived failure to comply with Data Protection Laws, Data Protection Obligations, or other such laws, obligations, or standards could result in significant liability or cause a loss of trust in us, which could cause us to have difficulties attracting new or retaining existing publishers, CPG brands, retailers, and consumers, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to our business or the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our solutions. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our publishers’, CPG brands’, retailers’, and consumers’ ability to use, share, or otherwise Process data or our ability to store, share, or otherwise Process data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition, results of operations, and prospects could be harmed. Additionally, any actual or perceived violation by third parties we work with, such as publishers, CPG brands, and retailers, of Data Protection Laws, Privacy Policies, or other Data Protection Obligations, may put our customers’ data or other content at risk, may result in negative publicity, and could have an Adverse Data Protection Impact.
Changes to federal and state laws, including changing interpretations by relevant authorities, regarding money services businesses and money transmitters could impact our rewards programs and other offerings.
Various federal laws, such as the Bank Secrecy Act, as amended, impose registration and certain other obligations on companies that are financial institutions, which are broadly defined to include money services businesses (MSBs), such as money transmitters. In addition, many states impose license obligations on those companies that are engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We do not believe we are a money transmitter subject to these laws based, in part, upon the characteristics of and our role with respect to our rewards programs and other offerings. Questions of whether and to what extent our products and offerings require licensure and constitute money transmission are subject to regulatory interpretation and could change over time. If any of our products and offerings were deemed by relevant authorities to subject us to federal regulation as an MSB or state money transmitter licensure in any state, or if laws and regulations were changed to subject us to such, our regulatory compliance costs would likely increase to meet those requirements and we could be forced to cease conducting certain aspects of our business in certain jurisdictions pending receipt of any necessary licenses, which could negatively impact our business. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product or operational changes involved in maintaining such licenses and meeting other relevant regulatory obligations, which could have a material and adverse effect on our business.
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
As a public company, and particularly after we cease to be an “emerging growth company,” we will continue to incur greater legal, accounting, finance, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the New York Stock Exchange. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could harm our business, financial condition, results of operations, and prospects. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.
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
As of December 31, 2023, we had no U.S. federal net operating loss carryforwards (NOLs), net of uncertain tax positions, and U.S. state NOLs of $76.5 million, net of uncertain tax positions. Our U.S. state NOLs begin to expire in 2026. In addition, as of December 31, 2023, we had U.S. federal tax credit carryforwards of approximately $17.7 million, which begin to expire in 2038. Our NOLs may be unavailable to offset future taxable income because of restrictions under U.S. tax law, including that our NOLs may expire or may not be available to offset our entire taxable income on an annual basis. For U.S. state income tax purposes, there may be periods during which the use of NOLs is limited, which could accelerate or permanently increase state taxes owed.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change taxable income may be limited. Similar rules may apply under state tax laws. We believe that we have undergone ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our ability to use our pre-change NOLs and certain other pre-change tax attributes may be limited by such ownership changes as described above, and consequently, we may not be able to use a material portion of our NOLs and certain other tax attributes to offset our taxable income, which could have a material adverse effect on our cash flows and results of operations.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of September 30, 2024, Mr. Leach held approximately 69.5% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested as of September 30, 2024, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 76.8% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, subject to limited exceptions, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
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
•repurchases of our Class A common stock;
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
We have adopted a Share Repurchase Program to repurchase shares of our Class A common stock; however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
Although our board of directors has authorized the Share Repurchase Program to purchase up to an aggregate of $100 million of the Company’s Class A common stock, the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. If we fail to meet any expectations related to stock repurchases, the market price of our Class A common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock’s market price at a given point in time.
We may further increase or decrease the amount of repurchases of our Class A common stock in the future. Any reduction or discontinuance by us of repurchases of our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline. Moreover, in the event repurchases of our Class A common stock are reduced or discontinued, our failure or inability to resume repurchasing Class A common stock at historical levels could result in a lower market valuation of our Class A common stock.
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
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock were subject to lock-up agreements under which they agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of our final prospectus relating to our initial public offering. We refer to such period as the lock-up period. The lock-up period expired on October 14, 2024; however, none of of our directors, officers, and employees have been able to trade because they are subject to our quarterly blackout period under our insider trading policy until two full trading days following our earnings release for the quarter ended September 30, 2024. Our trading window under our insider trading policy will open on Monday, November 18. As a result, there may be increased future sales and increased volume in the near term, which may affect our stock price adversely.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Unregistered Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 to July 31, 2024	—	$—	—	$—
August 1, 2024 to August 31, 2024	—	$—	—	$100,000
September 1, 2024 to September 30, 2024	274,902	$56.77	274,902	$84,393
	274,902		274,902
______________
(1)On August 22, 2024, the Company announced that the Board of Directors approved a share repurchase program with authorization to purchase up to an aggregate of $100 million of Class A common stock (Share Repurchase Program). The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The Share Repurchase Program has no expiration date.
(2)Excludes other costs such as broker commissions and legal costs.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On August 27, 2024, Marisa Daspit, our Chief People Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 63,298 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 29, 2025, or earlier if all transactions under the trading arrangement are completed.
During the fiscal quarter ended September 30, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

IBOTTA, INC.

Date:	November 13, 2024	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 13, 2024	By:	/s/ Sunit Patel
Sunit Patel
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2024	By:	/s/ Jared Chomko
Jared Chomko
Vice President, Accounting
(Principal Accounting Officer)