Form 10-K
period 2024-12-31
Ibotta, Inc.
filed 2025-02-27
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-42018

IBOTTA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		35-2426358 (I.R.S. Employer Identification Number)

1801 California Street, Suite 400 Denver, Colorado 80202 (Address of principal executive offices, including zip code)

(303) 593-1633 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	IBTA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion based upon the closing price of the registrant’s Class A common stock reported for such date on the New York Stock Exchange (“NYSE”).
As of January 31, 2025, the registrant had outstanding 27,884,964 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after the registrant’s fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “aim,” “look,” “wish,” “hope,” “pursue,” “propose,” “design,” “forecast,” “try,” “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our expectations regarding financial results and performance, including our operational and financial targets, key metrics, and our ability to maintain profitability and generate profitable growth over time;
•our ability to successfully execute our business and growth strategy;
•our expectations regarding the capabilities of our platform and technology;
•the sufficiency of our cash, cash equivalents, restricted cash, and marketable securities to meet our liquidity needs;
•the demand for the Ibotta Performance Network (IPN) including the size of our addressable market, market share, and market trends;
•our ability to renew, maintain, and expand our relationships with publishers, specific products or groups of products identified by particular names and owned by a company that sells consumer packaged goods, including in the grocery and general merchandise categories (CPG brands), and retailers;
•our ability to grow the number of consumers that use our platform and the amount redeemed by our redeemers;
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
•our ability to successfully expand our AI and machine learning (AIML) capabilities;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, and our ability to comply with such laws and regulations, including privacy matters;
•our ability to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share data about publishers, CPG brands, retailers, and consumers;

•our ability to manage and insure operations-related risk associated with our business;
•our expectations regarding our market opportunity and new and evolving markets;
•our ability to maintain the security and availability of the IPN;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties, including with Walmart Inc. and our other publishers on the IPN;
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
•our expectations regarding our Share Repurchase Program;
•the increased expenses associated with being a public company; and
•the impact of escalating tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, the COVID-19 pandemic, or a similar public health threat, or the ongoing conflicts between Russia and Ukraine and Hamas and Israel, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe could materially adversely affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions described in the section titled, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events, or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
We announce material information to the public through filings with the U.S. Securities and Exchange Commission, the investor relations page on our website (www.ibotta.com), press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

GLOSSARY OF KEY TERMS
The following definitions apply to these key terms as used in this Annual Report on Form 10-K:
Ad products. Paid digital advertisements such as display ads, tiles, sponsored offers, newsletters, and feature placements bought by clients to raise awareness of their offers and/or communicate their brand messages.
Application Programming Interface (API). A set of functions and procedures allowing the creation of apps that access the features or data of an operating system, app, or other service.
Artificial Intelligence (AI). Capabilities that leverage machine learning, deep learning, generative AI, and natural language processing on Ibotta’s technology platform.
Campaign. An organized course of action that clients undertake to promote a product or service on the IPN. A campaign may include one or more offers and related ad products.
Cash back. A form of reward that gives consumers a cash rebate after they purchase a product that qualifies for the reward.
Client. A company that pays Ibotta for the use of its IPN with the goal of influencing consumer purchase behaviors.
Consumer. An individual who uses the IPN (including both Ibotta properties and publisher properties). If a consumer has accessed the website or downloaded an app of one or more publishers or visited a store of a publisher, such consumer may be counted as multiple consumers.
Consumer Packaged Goods (CPG) brand (or brand). A CPG brand is an identifying name of a specific product or group of products owned by a company that sells consumer packaged goods, including in the grocery and general merchandise categories.
Digital promotions. Offers, discounts, and cash-back rewards that are marketed through online-based digital technologies such as a website, mobile app, mobile web interface, or other digital media.
Ibotta Direct-to-Consumer (D2C). Ibotta’s direct-to-consumer products include a free mobile app, website, and browser extension that are branded through Ibotta and allow CPG brands to deliver digital promotions to consumers on a fee-per-sale basis and consumers to earn cash back rewards for everyday purchases.
Ibotta Performance Network (IPN). An AI-enabled technology platform that allows CPG brands to deliver digital promotions to consumers via a network of publishers, in a coordinated fashion and on a fee-per-sale basis.
Ibotta Portal. A single interface that centralizes our clients’ experience with Ibotta, starting from setting up a campaign to analyzing its performance. Ibotta employees also use the Ibotta Portal to create and manage campaigns for our clients.
Integrated retailer. A retailer that sends item-level purchase data to Ibotta (either directly or via the IPN) so that offers can be seamlessly redeemed in its stores or on its apps or websites.
Offer. A digital promotion that encourages consumers to purchase one or more CPG products or shop at a specific retailer in exchange for a reward or discount.
Offer stacking. The possibility for a consumer to locate the same offer on more than one publisher, make a single purchase, and earn rewards or receive a discount more than once for that offer.
Point of Sale (POS). A device or system that is used by retailers to process consumer transactions.

Publisher. A company that hosts Ibotta-sourced offers on its websites or mobile apps, as part of the IPN. Publishers include third parties that host Ibotta’s offers on a white-label basis (e.g., a retailer publisher such as Walmart), as well as Ibotta itself, which hosts its own offers on Ibotta D2C properties.
Redeemer. A consumer who has redeemed at least one digital offer within the time period specified. If a consumer were to redeem on more than one publisher during that period, they would be counted as multiple redeemers.
Redemption. A verified purchase of an item qualifying for an offer by a client on the IPN.
Retail banner. A unique brand name of one retail store or a chain of retail stores owned by a retailer. A retailer may operate one or more retail banners.
Retailer. A company that owns and operates one or more physical or virtual stores under one or more retail banners that sell products or services to consumers. Retailer includes retailer advertisers, retailer publishers, and integrated retailers.
Retailer advertiser. A retailer that pays Ibotta a publisher commission when consumers click through to, and make a purchase from, the retailer’s website from one of Ibotta’s D2C properties. In some cases, Ibotta may also run promotions funded by retailer advertisers that encompass both online and offline sales, meaning consumers can earn cash back as a percentage of their total in-store basket spend, or as a percentage of their total online basket.
Retailer publisher. A retailer that is also a publisher on the IPN, meaning it hosts Ibotta-sourced offers on its digital properties.
Reward. Value or credit provided to a consumer upon the successful redemption of an offer, which may take the form of cash back, points, or other loyalty currency.
Third-party publisher. A non-Ibotta D2C publisher that hosts Ibotta-sourced offers on its digital properties and is part of the IPN (e.g., Walmart, Dollar General, and Instacart).
Universal Product Code (UPC). A number that uniquely identifies a product. Each offer specifies which UPCs are eligible for redemption.
White-label. An arrangement that allows publishers to leverage our technology and offers to power their loyalty program without Ibotta’s brand.

PART I
Item 1. Business
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to clients through the Ibotta Performance Network (IPN). Through the IPN, we source digital promotions from our clients, primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar, a subsidiary of Dollar Tree, Inc. (Family Dollar), Maplebear, Inc. (Instacart), and DoorDash, Inc. (announced in January 2025 but not yet launched) among others, who are third-party publishers on the IPN and use our digital offers to power their loyalty programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, Ibotta D2C, which is part of the IPN). Within Ibotta D2C, we also partner with affiliate networks to allow consumers to earn cash back on a percentage of their total basket spend at certain retailers.
As of December 31, 2024, we had over 830 clients, representing over 2,600 CPG brands, to source exclusive digital offers. Most of our offers cover products in non-discretionary categories, such as grocery, but we continue to grow our general merchandise categories, such as toys, clothing, beauty, electronics, pet, home goods, and sporting goods.
The Ibotta Performance Network
The IPN provides an at-scale success-based marketing solution where we get paid when our client’s promotion results in a sale. By using the IPN, CPG brands, retailers, and their media agencies can create digital offers and distribute them in a coordinated fashion across various publishers. These publishers currently include large retailers, which display our offers on their properties, as well as Ibotta D2C properties. The IPN is enabled by our proprietary, Artificial Intelligence (AI) enabled technology platform, which takes advantage of a unique set of purchase data that we receive through our third-party publishers, D2C properties and point of sale (POS) integrations with retailers.
The key components of our network are as follows:
Clients. Ibotta sources digital promotions from CPG brands, retailers, and their media buying agencies. Each digital promotion is loaded into our network along with key parameters, such as the eligible products, total campaign budget, campaign expiration date (if any), and any targeting criteria specifying which consumer segments should receive the offer. Certain aspects of this process can be done on a self-serve basis, while others are accomplished with help from our account managers.
Technology platform. Our cloud-based, AI-enabled technology platform tracks which offers are selected by consumers, matches offers to the products that have been purchased, logs redemptions, handles the flow of funds, and manages downstream billing and logistics. This minimizes the risks that offer budgets are exceeded and that consumers redeem the same offer several times for a single purchase (i.e., offer stacking). We help our clients determine the optimal offer value, offer cadence, offer breadth, and targeting criteria for a given campaign, based on their strategic objectives. Using AI, we build recommenders that are designed to match the right offers with the right consumers at the right time. With AI, our recommendation algorithms continuously improve, allowing us to drive higher conversion and cost efficiency for our clients. Underpinning the platform is the item-level consumer purchase data we receive from our third-party publishers and retailer POS integrations, which we use to process offer redemptions and help drive high return on investment outcomes for CPG brands.
Publishers. We distribute our digital offers through Ibotta D2C properties and a growing network of third-party publishers that host our offers on a white-label basis. We have formed strategic relationships with retailer publishers such as Walmart, Dollar General, Family Dollar, Instacart, and DoorDash. On third-party publisher properties, consumers do not need an Ibotta account or mobile app to redeem offers.

The above components of our network work together to create interconnected flywheels that can over time strengthen and accelerate the value of the IPN for our constituents.
CPG brand flywheel. The more offers CPG brands sponsor, the greater value we are able to deliver to consumers, and the more likely that they continue to engage with and recommend our offers to friends. The more consumers engage, the more investment we receive from both new and existing CPG brands that are eager to influence the greater spending power of this audience. The more offers are redeemed on the IPN, the more redemption data we collect in relation to each consumer, and the better our AI models become at recommending personally relevant offers for each consumer.
Retailer flywheel. The opportunity to entice more consumers into their stores and onto their websites motivates retailers to take steps that further increase consumer engagement. For instance, retailers can make it easier to redeem offers in their stores by integrating their POS with Ibotta or hosting our offers on their own apps and websites as part of their loyalty rewards programs. As offers become easier to redeem, more consumers use them, which in turn attracts greater investments in offers from CPG brands, which we believe ultimately results in more consumers using the retailer’s loyalty program.
The network dynamics inherent in Ibotta’s business create a strong competitive advantage. The more consumers we attract, the more CPG brands invest, and the more offers they provide for distribution across our network, the more consumers are likely to engage with our offers, increasing the value generated by each consumer. At the same time, the more content we add, the more attractive joining our network becomes to new publishers, enlarging the total audience and attracting more CPG marketing investment. As the network grows, retailers are increasingly incentivized to integrate with our technology so they can incorporate our rewards into their own loyalty programs while allowing their consumers to redeem offers as seamlessly as possible.
Our Products & Offerings
We provide a number of products and offerings to CPG brands and retailers, publishers, and consumers.
For CPG Brands and Retailers
Our offerings for CPG brands are often coordinated and delivered via the Ibotta Portal. The Ibotta Portal is a single interface that centralizes our clients’ experience with Ibotta, starting from setting up an offer to analyzing the performance of a campaign. Our clients typically purchase a combination of the following products to meet their marketing objectives.

Promotions
We allow CPG brands to deliver digital promotions to incentivize changes in consumer behavior and drive incremental sales. Through our deep experience with clients of various sizes that sell a wide range of consumer products, we have developed a number of curated, strategic “playbooks” that offer guidance on how best to achieve their specific marketing objectives. Depending on their goals, our clients can choose a set of eligible products, set offer values, introduce targeting criteria, and determine an overall budget for their campaign.
Measurement is also core to our promotions offering. We provide campaign performance analysis throughout the campaign and post-campaign via the Ibotta Portal, visualizing data on total unit movement, incremental units moved, demographic and geographic data for both in-store and online purchases at the Universal Product Code (UPC) level, partnering with our clients to measure the ongoing efficacy of their campaigns. Additionally, we provide CPG brands with insights derived from our robust item-level purchase data in order to improve their understanding of the consumer landscape and their associated promotional activities.
Our platform records the number of offers redeemed in any given campaign and invoices our clients for the total value of those offers, along with our agreed upon fee-per-sale commission. For most campaigns, we typically invoice our clients on a monthly basis.
Ibotta also partners with affiliate networks to provide consumers with cash back on a percentage of their total basket spend at retailers. The affiliate networks remit payment to us upon receipt from the retailers.
Ad and other products
On Ibotta D2C properties, we offer a variety of digital ad products to help our clients boost visibility for their brands and increase the reach of their promotions, which typically translates into increased offer redemptions. Ad products include targeted digital ads such as display ads, tiles, sponsored offers, newsletters, and feature placements bought by clients to raise awareness of their offers and/or communicate their brand messages. We typically charge fixed dollar amounts for our ad products, based on the size of the audience that views each unit.
We provide aggregated and deidentified data and insights to our clients which helps them enrich existing datasets to improve attribution tools and inform future marketing strategies. We also partner with data and media clients, and provide them with data, including personal data, used to assist their digital marketing efforts and strategies. We have differentiated access to first-party data, which includes cross-retailer and item-level data on full baskets purchased by millions of consumers, through our integrations with retailers, receipts submitted to us via our Ibotta D2C properties, and our ability to run surveys across our diverse consumer audience to gather qualitative insights. We deliver data and insights to our clients in the form of a license based on an agreement that specifies the nature and scope of the types of insights shared.
For Publishers
Publishers benefit from Ibotta’s white-label technology, or the “rewards as a service” platform. Publishers can integrate with Ibotta’s Application Programming Interfaces (APIs), and Ibotta handles all aspects of offer sourcing, purchase verification, offer matching, offer crediting, billing, and other logistics. Ibotta also provides expertise on operating a top-tier rewards program based on more than a decade of operating the Ibotta D2C. This can include valuable advice on program design and user experience (UX), recommended tactics for effective lifecycle marketing strategies to acquire and retain users of the digital offers program, and other helpful information and best practices. We believe publishers value Ibotta’s expertise in designing and operating widely used digital offer programs.

For Consumers
Consumers redeem offers through our third-party publisher properties or directly on our D2C properties. Our third-party publisher properties include white-label retailer loyalty programs powered by Ibotta, while our D2C properties include our Ibotta-branded mobile app, website, and browser extension. Cash out options on our third-party publishers vary, but consumers can usually apply cash back rewards to future trips, either in-store or online. In some cases, they can also choose to cash out to Paypal or claim their rewards as cash in-store. On our D2C properties, consumers may cash out their rewards in the form of gift cards, a transfer to their Paypal account, or a deposit to their bank account.
Third-party publisher properties
Consumers can access offers powered by Ibotta on third-party publishers’ digital properties. This creates a seamless experience for consumers through publishers, while allowing publishers to maintain a direct relationship with their consumer, keep their own brand front and center, and curate their own user experiences. There is no requirement for consumers to create an Ibotta account or download the Ibotta app to access third-party publishers’ properties; they can simply visit the publisher’s website or mobile app, select offers, buy featured products, and earn rewards or discounts, depending on how the publisher’s program is designed.
Ibotta D2C properties
We operate a free mobile app that is available on iOS and Android. With our mobile app, consumers can create an Ibotta account, browse and select offers powered by CPG brands or retailers, redeem those offers at retailers’ properties, and receive cash back when they buy the featured items either in-store or online. Once an offer is redeemed, consumers can see and manage their cash back balance within the app, and once they have reached a certain balance, they can cash out to a Paypal account, bank account, or digital gift cards from within the app. Since its debut in 2012 and as of December 31, 2024, our mobile app has attracted over 52 million registered users and been rated over 2.4 million times across the App Store and Google Play Store, earning an average of 4.7 out of 5 stars.
Ibotta also offers a free desktop browser extension for Google Chrome that is supported by the Ibotta.com website. Our browser extension compares prices across retailers and allows consumers to set price drop alerts, while providing access to cash back offers at over 3,000 online retailers. In addition, consumers can also use our website to set up or log into their accounts, redeem offers, and link their bank accounts and withdraw earnings.

Our Technology Platform
Ibotta’s technology platform uses an AI-enabled offer engine that is designed to match and distribute the right offer to the right consumer at the right time. Underpinning our platform is a rich, ever-growing repository of data drawn from our third-party publishers and retailer POS integrations, consumer-provided receipt purchase data, offer selection and redemption data, and inventory data. We built a robust data and AI platform which powers our campaigns and offers, purchases and redemptions, and payments and finance capabilities. We designed our platform to be flexible, with APIs that allow stakeholders of the IPN to seamlessly share and receive critical information securely. CPG brands and publishers can interact on a daily basis with our technology via our carefully designed, easy-to-use portal.
The key components of our platform include:
Purchase data. We receive and process a large amount of item-level consumer purchase data from our third-party publishers and retailer POS integrations and use that data to process offer redemptions and help drive high return on investment outcomes for CPG brands. Purchase data includes the UPC, quantity, and price of the items for a transaction along with the total amount paid, date, time, and store location. The vast majority of our purchase data comes from direct integrations.
Data, analytics, and AI platform. Our cloud-based, data and AI platform is built on an open architecture that enables us to deliver millions of offers from CPG brands in a targeted, personalized way to consumers through our network of publishers. We leverage our unique cross-retailer, omnichannel, item-level purchase dataset to power proprietary AI models that can be used to predict future purchases, campaign performance, offer redemption velocity, and more. We use natural language processing, machine learning, and large language models to clean, categorize, and enhance the purchase data we process and then make it available via our data platform. It is then leveraged to adjudicate offer redemptions and power AI models and analytics across our entire technology stack including recommenders, search engines, audience targeting systems, campaign forecasting, targeted marketing efforts, and more. The more data we accumulate, the better our AI models become.
At the same time, our proprietary AI offer engine allows our CPG brands to better achieve their goals. We help our clients determine the optimal offer value, offer cadence, offer breadth, and targeting criteria for a given campaign, based on their strategic objectives. Using AI, we build recommenders that are designed to match the right offers with the right consumers at the right time. With machine learning, our recommendation algorithms continuously improve, allowing us to drive higher conversion and cost efficiency for our clients.
We give CPG brands a single source of truth for the performance of their digital promotions nationwide, across multiple publisher environments. The Ibotta Portal allows CPG brands to set up campaigns on certain publishers, monitor redemption and budget levels, and analyze overall campaign performance in light of their specific objectives – all enabled by our technology platform.
Campaigns and offers. Our ability to drive sales for our clients turns in large part on our advanced capabilities in campaigns and offers. We believe Ibotta attracts consumers by allowing them to maximize savings, which we are able to do through the volume, quality, and personalization of the offers we provide. Our campaigns and offers capabilities include campaign creation, offer syndication, personalization, search, audiences and targeting, and distribution configuration. These capabilities power our clients’ ability to create, launch, and execute successful campaigns in a highly automated manner with strategic recommendations powered by our AI engine and informed by our differentiated access to data. Our technology also enables clients to personalize offers and decide which audiences to target.
Purchases and redemptions. Our technology platform helps orchestrate purchases and redemptions through our sophisticated capabilities in tracking and data analysis. Our systems are able to track which offers have been selected by consumers in real-time, match offers to the specific qualifying products that have been purchased, and log redemptions accordingly. Our real-time campaign tracking allows clients to monitor the success of their campaigns - providing visibility into total unit movement, sales lift, demographic and geographic data, market share, and brand switching behavior while the campaign is still ongoing, arming clients with the information they need to measure the efficacy of their campaigns and to optimize campaign performance and manage their budgets accordingly. We also help minimize offer stacking by ensuring that a consumer who earns a reward for redeeming an offer on Ibotta’s app cannot earn a second, redundant reward on a third-party publisher for the same underlying purchase.
Payments and finance. We handle all aspects of billing and collections, as well as managing cash flows. We also provide our clients with a portal that allows them to set up and refine their offer parameters, as well as monitor and analyze their campaign performance.
Robust API integrations. We built our technology platform to be highly flexible and scalable with our API-first design, enabling CPG brands and retailers to easily integrate with us. We allow our clients to leverage our APIs to integrate insights from our differentiated access to data into critical apps such as their customer relationship management software, marketing analytics tools, and more. Our APIs allow our core technology stack to extend to our constituents and their respective platforms.
Growth Strategies
We believe Ibotta is well positioned to capitalize on a large and growing market opportunity. U.S. consumers spent approximately $1.2 trillion in the grocery sector in 2024, and CPG brands compete fiercely to influence their spending habits, spending over $200 billion on marketing annually in the U.S. We intend to capitalize on this market opportunity with the following key growth strategies.
Grow our audience. To deliver more redemptions in the future, we plan to reach more consumers with our digital offers. Ibotta will seek to continue to grow the audience that we reach through the IPN through increased penetration at existing publishers and by adding to the network of third-party publishers.
•Grow redeemers on existing third-party publisher properties. We believe there is significant opportunity to grow the audience at existing third-party publishers. Ibotta works closely with its publishers and serves as an advisor to enhance publisher programs from a technical and user experience perspective. Additionally, Ibotta provides publishers with advice on marketing best practices for digital offers programs, with a focus on reaching the maximum audience, building consumer engagement, and driving offer redemptions. We continue to see growth in usage of Ibotta-powered rewards programs at current publishers, as measured by the number of redeemers and redemptions. Our goal is to continue this growth through our efforts and those of our partners.
•Add new third-party publishers. We are focused on expanding our audience by building new partnerships with retailers that sell CPG products, as well as specialty retailers, and other, non-retailer publishers. Given Ibotta’s offer inventory, we believe we provide a strong value proposition for retailers looking to work with a white-label provider of digital offers. We believe Ibotta’s decade of experience operating a popular D2C app further strengthens our go to market message with potential new publishers.
Add offers. We have observed a strong correlation between the number offers we make available to consumers and the number of redemptions generated. An expanded library of offers increases the odds that a consumer will find something he or she wants to buy, increasing redemptions per redeemer. At the same time, adding more attractive and more numerous offers grows the redeemer base because consumers who earn rewards are more likely to keep coming back to redeem offers in the future. In order to capture a larger portion of the market, we will seek to grow investment from our existing CPG brands, while also seeking to expand into new brands and categories.
Continue to enhance the IPN through innovation. We will continue to invest in technology to further develop and accelerate the growth of the IPN for CPG brands, retailers, publishers, and consumers. As the data generated by the IPN grows, we believe Ibotta will generate more valuable insights about purchase behavior and market trends and may be able to automatically optimize campaigns for clients based on real-time data from across the network. We intend to enable CPG brands to leverage our AI-powered tools to run success-based marketing programs that achieve their specific goals. CPG brands may also be able to create digital offer campaigns programmatically via other buying platforms. Ibotta will aim to continue to engage consumers on our D2C apps, website, and browser extension by integrating more deeply with our publishers to make offer redemption as easy as possible. Wherever possible, consumers will be able to use their preferred payment instrument or loyalty program to redeem offers seamlessly on Ibotta D2C properties.
Sales and Marketing
While we believe our value proposition and the proven efficacy of our platform have together driven our organic expansion with CPG brands, we also employ various sales and marketing strategies to attract CPG brands, publishers, and consumers to the IPN.
CPG brand partnerships
We continue to scale by deepening our collaboration with our existing CPG brand partners and attracting new CPG brands to our network. As of December 31, 2024, we served over 830 clients, representing over 2,600 different CPG brands, primarily within the grocery and general merchandising categories.
We aim to shift clients’ marketing budgets from other marketing channels, including other promotions vehicles, to Ibotta. Our sales method varies to suit the needs of our clients. For smaller, more centralized clients, we may interface directly with the client’s Chief Marketing Officer. For larger clients, our team may target Chief Marketing Officers, Revenue Management/Commercial leaders, senior marketing or growth executives (or members of their team), individual brand or category managers, promotions managers, or centralized centers of excellence within the CPG brand umbrella. For larger clients, we often land with one brand and then seek to expand to others within the portfolio by demonstrating success with our campaigns.

We maintain a dedicated sales team, distributed across our Client Partnerships and Account Management teams. Our Client Partnerships team is responsible for sales to new and existing clients. Our Account Management team is dedicated to building and growing relationships with our clients, which they do by executing the campaigns sold by the Client Partnerships team and communicating the performance of those campaigns to our clients to encourage them to expand and extend their investments with Ibotta.
Each sales team within our organization may cover anywhere from one to dozens of clients, depending on the size, investment and complexity of those clients. For our largest and most strategic accounts, we have dedicated teams of employees who partner with a single client to recommend custom campaigns to achieve that client’s KPIs and to identify industry and category trends. The majority of our client accounts, however, are covered by client partners and account managers that also interact with other clients.
Our sales team is typically organized with a geographic focus based on where our clients are located in order to ensure that each team is able to interface with the brands they serve in person on a regular basis. We also have teams dedicated to specific categories, such as general merchandise. We structure our sales team incentive plan to align with the objectives of Ibotta, our clients and our publishers, including revenue and redemptions driven, instead of on common compensation plan targets such as budgets secured or redemptions generated by associated offers.
Publisher relationships
We have dedicated teams focused on maintaining and growing existing relationships with third-party publishers and bringing new publishers onto our platform.
Our strategic partner management team consists of account managers and technical account managers who work with existing third-party publishers to grow the size of the audience on publisher platforms that interact with our offers and to increase the number of redemptions per consumer. This team works with cross-functional resources from Ibotta’s marketing, sales, product design, and technical teams to provide best practices and consultative support to publishers on an ongoing basis.
Our business development team works to establish new partnerships across several target verticals, including grocery, mass, and pharmacy retailers, as well as delivery service providers, specialty retailers, and non-retailer publishers. The business development team’s efforts are centered around acquiring top strategic publishers that have large audiences and can fuel the expansion of our network.
Marketing
Our most effective marketing tactic is the value that we have created for our redeemers, with approximately $2.3 billion in cash credited to their accounts as of December 31, 2024. This has allowed us to build an efficient marketing engine with heavy organic growth while developing a broader set of marketing strategies to attract consumers to, and increase their engagement with, Ibotta’s D2C properties.
We run marketing across a wide variety of channels, including digital marketing campaigns across search engines, app stores, social media platforms, influencers, affiliates, programmatic advertising outlets, as well as more traditional channels like TV and radio, among others. Finally, we participate in key seasonal marketing events, like our annual Thanksgiving promotion, which has fed more than 10 million Americans since its inception.
As we have scaled the IPN, our marketing efforts have become increasingly business-to-business (B2B) focused. We aim to create inbound interest from additional advertisers and potential third-party publishers. Attracting more CPG brands and publishers will expand our network. These B2B marketing efforts leverage our D2C marketing experience to ensure that our clients and publishers understand the unprecedented scale and performance marketing efficiency of the IPN. Our focus here is to continue to grow the Ibotta brand, and further embed ourselves across the industry. We market Ibotta at key events, like GroceryShop, and have marquee partnerships to increase the visibility of our brand, such as with the Denver Nuggets.
Competition
The environment in which we operate is highly competitive. We compete with a broad set of competitors for CPG brands, retailers, publishers, and consumers across our products and offerings. With increasing consumer usage of smartphones for retail shopping, the competitive landscape is constantly evolving and creating more competitive pressure to generate an innovative solution that reaches the largest consumer audience for CPG brands, retailers, and publishers.
For CPG brands. In sourcing offer budgets from CPG brands, we compete with legacy promotional tactics such as paper coupons, printable coupons, and free-standing inserts (FSIs), as well as load-to-card programs that publish digital coupons on the apps and websites of certain grocery retailers. We also compete for media agencies that choose to invest in Ibotta instead of investing in traditional, digital, social, search, and/or other advertisers, with which we also compete. These include large social media and search-oriented platforms, programmatic media networks that sell ads on a cost per click or cost per impression basis, and more traditional offline advertising spend. We believe CPG brands can generate a high and quantifiable return on their online or offline ad spend with Ibotta due to our fee-per-sale model, large audience reach, single solution to share offers across multiple retailers, omnichannel purchase-level data, our cookie-less privacy compliant marketing solution and our ability to limit stacking.
For publishers. We compete against rival digital coupon providers to convince retailers to leverage our technology and publish our offers on their digital properties. We believe that our access to national promotions budgets gives Ibotta the ability to provide publishers with a large volume of digital promotions content. Our technology provides an easy integration and onboarding process. These advantages allow our publishers to build higher consumer engagement, deliver more savings to their consumers, and create loyalty which helps them capture greater market share. Retailers could conceivably source offers for their own digital offers program, either in addition to or instead of working with a third-party partner. In that case, however, the retailer may be limited to retailer-exclusive offers and may not be able to tap into national promotions budgets within CPG brands. Further, Ibotta takes care of these functions so that retailers can focus their conversations with suppliers on negotiating the lowest possible price for goods and encouraging investments in higher margin products, such as retail media.
For consumers. Consumers can choose from among many other rewards programs that provide cash back, rewards, or discounts, including credit cards, individual retailer loyalty programs, and online shopping sites that aggregate retailer offers. There are also other mobile apps that offer digital promotions on CPG brand items, some of which provide cash back while others provide points. We win with consumers based on factors such as user experience, convenience, and value, as well as the quality and personalization of our offers. We believe consumers can generate more savings through Ibotta due to the volume and breadth of offers we provide and the fact that we offer cash back rather than points.
We face substantial competition from our primary competitors which include, but are not limited to:
•Companies that distribute paper coupons, retailer circulars, and FSIs, as well as load-to-card digital coupons through grocery retail apps and websites in a white-label fashion
•Other mobile apps that offer points, cash back rewards, or discounts to consumers when they upload their physical receipts or send in their e-receipt data
•Traditional, digital, social, search, and other advertisers
•Operators of other cash back rewards programs, including those that focus on sitewide cash back for online purchases

We compete by offering an at-scale solution that is purpose built for CPG companies, reaches a large number of consumers, provides exclusive access to some of the largest third-party publishers, hosts a large number of offers, allows for a higher degree of targeting and measurement, operates on a fee-per-sale basis, works for both in-store and online shopping, and delivers more sales and offer redemptions.
Our Culture and Employees
Ibotta’s unique, founder-led work culture is defined by our Mission and company values, and we believe these are critical to our ongoing success. Our Mission is to Make Every Purchase Rewarding, which means we seek to maximize the number of consumers who we benefit through the provision of rewards on their everyday purchases, regardless of whether they earn those rewards on our D2C properties or on one of our third-party publishers.
Our “IBOTTA” company values are:
•Integrity
•Boldness
•Ownership
•Teamwork
•Transparency
•A Good Idea Can Come From Anywhere
As of December 31, 2024, Ibotta employs 886 full-time employees, all but one of whom reside in the United States. Following a reduction in force in February 2025, Ibotta now employs approximately 800 full-time employees. We also engage with contractors, vendors, and consultants. None of our employees are covered by collective bargaining agreements. We believe our employee relations are favorable and we have not experienced any work stoppages.
We are strongly committed to maintaining a diverse, equitable, and inclusive workplace. This means we prioritize hiring and promoting people who not only have the skills required to perform their respective roles, but also bring diverse perspectives and experiences to their work at Ibotta. We invest in employee development to ensure all employees are prepared for career growth opportunities both at Ibotta and beyond their time with us. We regularly monitor our hiring and promotions practices to ensure that we live up to our commitment as an equal opportunity employer with no pay disparities based on gender, sex, sexual orientation, race, national origin, age, or religion.
In addition to providing challenging and engaging work, we also provide robust benefits, including health insurance for employees and dependents, which include options that are fully funded by Ibotta, 401k match, fertility benefits, paid parental leave, and generous time off to support both physical and mental well-being. We foster a tight-knit culture through company events, team building, concerts by our company band, and participation in our employee-led Culture Clubs, which provide opportunities for employees to engage cross-functionally. Annually, our employees can use dedicated volunteer hours to give back to their communities or via Ibotta Gives Day, our company-wide day of philanthropy. We are proud of the Ibotta culture and see its value reflected in our semi-annual employee engagement scores which reflect high engagement and a strong intent to remain with Ibotta.
Our board of directors and compensation committee oversee our human capital strategy, which is developed and managed under the leadership of our Chief People Officer, who reports to our Chief Executive Officer. Ibotta is committed to providing equitable compensation opportunities, and rewarding employees who achieve results, live our Mission and values, and help others succeed.

Intellectual Property
Our intellectual property rights are valuable and important to our business. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights.
As of December 31, 2024, we held ten issued United States patents and had five United States patent applications pending. Our issued patents are scheduled to expire as early as 2032. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have registered “Ibotta” and have also registered or are in the process of registering related marks as trademarks in the United States and other jurisdictions. We have also registered domain names for websites that we use in our business, such as www.ibotta.com and related variations.
In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our employees, consultants, and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our agreements with partners.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged.
For additional information, see the sections titled Risk Factors—Risks Related to our Intellectual Property—We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
Government Regulation
Ibotta is subject to U.S. federal and state laws and regulations regarding privacy, data protection and information security, including laws and regulations regarding the storage, protection, sharing, use, transfer, disclosure, and other processing of personal data, as well as related subjects such as marketing and consumer protection. We are also subject to various U.S. federal and state laws and regulations that affect companies conducting business on mobile platforms, including those relating to the internet, behavioral advertising, mobile apps, content, advertising and marketing activities, and anti-corruption. For example, the California Consumer Privacy Act of 2018 (the CCPA) went into effect on January 1, 2020. The CCPA requires covered companies (including Ibotta) to, among other things, provide certain disclosures to California consumers, and afford such consumers abilities to opt-out of the sale of, to review, and to delete their personal information that is collected by businesses. The California Privacy Rights Act of 2020 (the CPRA) amended the CCPA and took effect on January 1, 2023. The CPRA, among other things, expanded the CCPA with additional privacy compliance obligations for businesses, provided additional rights to California consumers, and established a regulatory agency dedicated to enforcing those requirements. Similar legislation has been proposed or adopted in numerous other states.
We have implemented a variety of technical and organizational security and other measures designed to protect our data and other data that we maintain, including data pertaining to our redeemers, employees, and business partners. Despite implementation of these measures, we may be unable to anticipate or prevent unauthorized access to, or unavailability, acquisition, corruption, loss, disclosure, or other processing of such data. The CCPA and similar laws impose significant statutory damages as well as a private right of action for certain data breaches that implicate consumers’ personal information.
Actual or perceived non-compliance with applicable laws and regulations relating to privacy, data protection, cybersecurity, marketing, and consumer protection could result in litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, and significant financial penalties and related legal liabilities. There can be no assurance that we will not be subject to private claims or litigation or regulatory investigations or other action, or be subject to penalties, liabilities, or other obligations, including financial penalties, in the event of a security breach or incident or any actual or alleged failure to comply with laws, regulations, industry standards, contractual obligations or other actual or asserted obligations relating to privacy, data protection, cybersecurity, marketing, or consumer protection. We also could be adversely affected if new legislation or regulations are passed or existing laws or regulations are expanded and interpreted in manners that are inconsistent with our policies or practices or require changes in our business practices. Further, new and evolving legislation and regulations, and changes in their enforcement and interpretation, may require changes to our business practices, including our AI platform, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. Any of these circumstances could adversely affect our business, financial condition, results of operations, and prospects.
For additional information, please see the sections following the heading Risk Factors—Risks Related to Government Regulation, Tax, or Accounting Standards.
Corporate Information
We were incorporated in 2011 as Zing Enterprises, Inc., a Delaware corporation. In 2012, we changed our name to Ibotta, Inc. Our principal executive office is located at 1801 California Street, Suite 400, Denver, Colorado 80202, and our telephone number is 303-593-1633. Our website address is www.ibotta.com. We completed our initial public offering (IPO) in April 2024, and our common stock is listed on the New York Stock Exchange under the symbol “IBTA.”
We use Ibotta, the Ibotta logo, the IPN logo, and other marks as trademarks in the United States. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply an endorsement or sponsorship of us by any other entity.
Available Information
Our website is located at www.ibotta.com, and our investor relations website is located at investors.ibotta.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after these materials are filed with or furnished to the SEC at www.sec.gov. We also make available through our investor relations website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board committee charters.
We use filings with the SEC, our website, press releases, public conference calls, public webcasts, our social media, and our blog as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation Fair Disclosure. The contents of these channels are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with, or furnish to, the SEC, and any references to our websites or the contents of our websites are intended to be inactive textual references only.
We encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information included in this Annual Report on Form 10-K, including the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock.
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be profitable.
•Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the Ibotta Performance Network (IPN), or if our publishers experience (as they have previously) downturns, store closures, or failures of their own businesses, or fail to adopt our additional offerings or fulfillment methods.
•We are also dependent on our publishers to take steps to integrate with the IPN and to maximize and encourage offer redemption, including decisions relating to user experience and design, marketing, and proper maintenance of their technology.
•If we fail to maintain or grow offer supply and redemptions on our network, our revenues and business may be negatively affected.
•Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with CPG brands or add new CPG brands.
•We may not be able to sustain our revenue growth rate.
•We provide content to publishers indirectly through technology partners and our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with those partners.
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
•Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with retailers.
•If we fail to effectively manage our growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.

•We have a limited operating history and operate in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We are making substantial investments to capitalize on new and unproven business opportunities and expect to increase such investments in the future. These initiatives are risky, and we may never realize any expected benefits from them.
•We are making substantial investments in our technologies, and if we do not continue to innovate and further develop our platform, our platform developments do not perform, or we are not able to keep pace with technological developments, we may not remain competitive, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
•If our security measures or information we collect and maintain are compromised or publicly exposed, publishers, CPG brands, retailers, and consumers may curtail or stop using our platform, and we could be subject to claims, penalties, and fines.
•We have previously identified material weaknesses in our internal controls over financial reporting and if we are unable to maintain effective internal controls or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could materially adversely affect our business, financial condition, results of operations, and prospects.
•The dual class stock structure of our common stock concentrates voting control with Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, which will generally preclude our stockholders’ ability to influence the outcome of matters submitted to our stockholders for approval, subject to limited exceptions.
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
Risks Related to our Business
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be profitable.
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of December 31, 2024, we had an accumulated deficit of $140.4 million. We expect our costs will increase over time as we expect to invest significant additional funds towards growing our business and operating as a public company. See the risk factor below titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our ability to maintain profitability is impacted by growth in our network and our ability to drive operational efficiencies in our business. Our efforts to maintain profitability may not succeed due to factors such as evolving consumer behavior trends in shopping, consumer engagement, and retention; our ability to maintain and expand our relationships with publishers, CPG brands, retailers, and consumers; our ability to hire and retain highly skilled personnel; unfavorable macroeconomic conditions (such as inflationary pressures); our ability to effectively scale our operations; and the continuing evolution of the industry. Many of these factors are beyond our control.
Our ability to maintain profitability also depends on our ability to manage our costs. We have expended and expect to continue to expend substantial financial and other resources to:
•increase the engagement of consumers and investment levels of publishers, CPG brands, and retailers;
•increase the number and variety of publishers that participate in the IPN;
•grow our sales force, which we expect will increase our sales and marketing expense in the foreseeable future;
•negotiate favorable revenue sharing terms or financial guarantees with publishers;
•drive adoption of Ibotta through marketing and incentives and increase awareness through brand campaigns; and
•invest in our operations to continue scaling our business to achieve and sustain long-term efficiencies.
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives will also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the industry. In addition, we may make concessions to publishers, CPG brands, and retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. As a result, the impact of concessions on our financial results may continue into future periods or have greater impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in shopping. For example, we expect that sales operating expenses will increase for the foreseeable future, primarily stemming from increased headcount. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the direct-to-consumer (D2C) shopping experience, client support, and consumer acquisition and onboarding costs. Our efforts to encourage the growth of loyalty programs on publishers’ apps and websites may cause fewer consumers to use our D2C properties, leading to a loss of revenue and adversely affecting our financial position. We also expect to continue to face greater compliance costs associated with the increased scope of our business and being a public company.
We may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors, including as we expand our business, execute on strategic initiatives, and navigate macroeconomic uncertainty, which may result in losses or a failure to generate profitable growth in future periods.

As such, due to these factors and others described in the “Risk Factors” section, including the risk factor titled, “We may not be able to sustain our revenue growth rate,” we may not be able to maintain profitability or generate profitable growth in the future. If we are unable to maintain profitability, the value of our business and the trading price of our Class A common stock could be materially adversely affected.
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN, or if our publishers experience (as they have previously) downturns, store closures, or failures of their own businesses, or fail to adopt our additional offerings or fulfillment methods.
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores LLC (Family Dollar), Maplebear Inc. (Instacart), and DoorDash, Inc. (announced in January 2025 but not yet launched). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to form new partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We match and distribute our digital offers through large retailer publishers, grocery retailers, and our D2C properties. If we do not renew, maintain, and expand these relationships or add new publishers, our business, financial condition, results of operations, and prospects could be materially adversely affected. We rely heavily on our publishers to match and distribute our digital promotions content, with a substantial portion of our white-label redemptions originating from offer selections on their websites and mobile applications. In particular, the Walmart Program Agreement we entered into with Walmart on May 17, 2021 (Walmart Program Agreement) is a multi-year arrangement and automatically renews for successive 24 month periods unless either party provides notice of termination at least 180 days prior to the expiration of the applicable period. The Walmart Program Agreement can be terminated by Walmart with at least 270 days’ notice to us (provided that Walmart cannot replace us during the then-remaining term of the Walmart Program Agreement with a digital offers program created by Walmart or a third party), and may be terminated under certain circumstances, including for material breach by either party. If Walmart terminated or elected not to renew the Walmart Program Agreement with us, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Publishers may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal. Our inability to maintain our relationships with our publishers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise materially adversely affect our business, financial condition, results of operations, and prospects. For example, a publisher could ask Ibotta to develop new digital offer structures not covered in the initial agreement when negotiating a contract renewal. Ibotta may not otherwise have those new offer structures on its product roadmap but may need to prioritize that work in order to retain the business, which could result in increased costs if, for example, Ibotta increases its hiring to meet such publisher expectations or could result in trade-offs against other items on Ibotta’s product roadmap.
Retailer consolidation may also result in a decrease in or cessation of engagement with Ibotta, or result in Ibotta receiving less favorable contract terms with the consolidated entity. Publishers have and could in the future experience downturns, store closures, or failures (including due to macroeconomic pressures) of their own businesses, fail to adopt our additional offerings or fulfillment methods, or cease using Ibotta altogether for many reasons.

We are also dependent on our publishers to take steps to integrate with the IPN and to maximize and encourage offer redemption, including decisions relating to user experience and design, marketing, and proper maintenance of their technology.
We are dependent on publishers to integrate with the IPN since publishers have a significant amount of control over their integration to the IPN, including their user experience and marketing. We are also dependent on publishers’ timelines, and the amount of time, effort, and support they provide to implement the IPN and to maintain their technology to support the IPN after integration, all of which can vary for each publisher. Certain decisions by publishers could result in an unsuccessful integration of a publisher to the IPN, lower user experience, or delay the addition of a publisher to the IPN, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We are also highly dependent on our publishers’ efforts to promote their loyalty programs and decisions they make relating to their loyalty programs, and we have limited ability, if any, to control and predict such decisions by publishers. We cannot control, and in many cases cannot predict, the timing of various publisher initiatives, such as the marketing of their loyalty programs, which may have an outsized impact on the number of redemptions occurring on their properties and on our network. For example, a failure of publishers to increase awareness and usage of offers on their loyalty programs could result in a reduced number of redemptions on our network.
If we fail to maintain or grow offer supply and redemptions on our network, our revenues and business, financial condition, results of operations, and prospects could be materially adversely affected.
Both our redeemers and their level of redemptions are critical to our success. During the year ended December 31, 2024, total redeemers were approximately 14.7 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have in the past experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2024, we did not secure enough offer supply from CPG brands relative to the growth of redeemers across our network. As a result, our redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network or if we do not do so to a greater extent than our competitors, publishers, CPG brands, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
Any number of factors can negatively affect growth in the number of redeemers, redemptions per redeemer, and redemptions on our network, including if:
•our publishers, CPG brands, and retailers reduce, suspend, or terminate their relationship with us;
•we are unable to create a platform that is convenient, rewarding, trustworthy, personalized, and offers the most competitive offers;
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

•we are unable to provide a broad range of valuable offers, which may depend on, among other factors, the productivity of our sales force, CPG brand marketing budgets and supply chain constraints, the perceived effectiveness of competitors' platforms, and the macroeconomic environment;
•we are unable to deliver a user-friendly experience to consumers;
•consumers increasingly use competitors’ platforms;
•consumers have difficulty using our platform as a result of actions by us or third parties;
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
•we undertake initiatives designed to attract and retain consumers, including the use of new technologies such as AIML, that are unsuccessful or discontinued;
•we fail to provide adequate customer service to our publishers, CPG brands, retailers, and consumers; and
•we are unable to keep up with the growth of the IPN, which could exhaust CPG brand offers too quickly, diminish the number of available offers, and reduce value for consumers.
From time to time, certain of these factors have negatively affected our redeemer and redemption growth. If we are unable to successfully address any of the above factors as we encounter them, or if we are unable to maintain or increase our redeemers and redemptions, it could have a material adverse impact on our business, financial condition, results of operations, and prospects.
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with CPG brands or add new CPG brands.
The success and scale of our network depend on our strategic relationships with CPG brands. If we are not able to attract consumers, including through publishers’ white-label loyalty programs, CPG brands may not be willing to use our network for digital promotions. If we do not renew, maintain, and expand these relationships or add new CPG brands, we may not be able to grow our redemptions and our business, financial condition, results of operations, and prospects could be materially adversely affected.
If our CPG brands terminate or reduce their relationships with us, or suspend, limit, or cease their operations or otherwise, our business, financial condition, results of operations, and prospects could be materially adversely affected. From time to time, our CPG brands have reduced their investments with us. Also, since our contracts with CPG brands are generally less than one year long, there is a risk that CPG brands will not renew their contracts with us, which could also materially adversely affect our business, financial condition, results of operations, and prospects.
If our CPG brands choose to materially alter the breadth, depth, or parameters of the offers they provide to us for distribution throughout our network, this could cause unforeseen reductions in the number of redemptions.

Further, our revenue may fluctuate due to changes in marketing budgets of CPG brands. CPG brands can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations. For example, budget pressures or unspent budgets at the end of a CPG brand’s fiscal year may lead to unexpected reduced or increased spending on our network. CPG brands and media agencies may also determine that other media tactics are more compelling and divert investment to such tactics, leading to fewer offers. Investment from CPG brands may also fluctuate or cease because of certain macroeconomic factors, like supply chain constraints. For example, in the first half of 2022, our D2C redemptions per redeemer were negatively impacted due to supply chain constraints that made it difficult for our CPG brands to keep their product on shelves and led to decreased promotions on high frequency purchased products.
CPG brands may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal, which could materially adversely affect our business, financial condition, results of operations, and prospects. CPG brand consolidation may also result in a decrease in or cessation of engagement with Ibotta or result in Ibotta receiving less favorable contract terms with the consolidated entity. CPG brands could also experience downturns or fail, including due to macroeconomic pressures or ceasing use of Ibotta altogether for many reasons. CPG brands have traditionally been slow to adopt new digital offer programs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our products and offerings by our current and potential CPG brands. If we lack a sufficient variety and supply of CPG brands or lack access to the most popular CPG brands, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We may not be able to sustain our revenue growth rate.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the year ended December 31, 2024, our revenue was $367.3 million. There can be no assurances that our revenue will grow at current rates and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods.
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
We believe that our continued revenue growth will depend on our ability to, among other factors:
•increase and retain the number of publishers, CPG brands, retailers, and consumers that participate in the IPN;
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, and prospects could be materially adversely affected.
For example, our Ad & other revenue have decreased in 2024 compared to 2023 due to a shift in CPG client spend from Ad & other revenue to redemption revenue.
Further, because we operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our business, financial condition, results of operations, and prospects could be materially adversely affected.

We provide content to publishers indirectly through technology partners and our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with such technology partners.
In some cases, we provide content to publishers indirectly, via technology partners. If any of our technology partners terminate or reduce their relationships with us, or suspend, limit, or cease their operations or otherwise, we will not be able to reach certain publishers and our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with our technology partners. Our ability to deliver offers at-scale is dependent on adding new technology partners and maintaining our existing technology partners. Our contract negotiation process with such technology partners can be lengthy, which can contribute to variability in our revenue generation. As a result, it is difficult to predict our ability to form new partnerships with technology partners and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our technology partners may also ask to modify their agreement terms in a cost-prohibitive or detrimental manner when their agreements are up for renewal. Our inability to maintain our relationships with our technology partners on terms consistent with, or better than, those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
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
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract and retain publishers, CPG brands, retailers, and consumers that use our network and convert their activity into sales;
•the mix of our redemptions among our publishers;
•the mix of redemptions among different CPG brands, which have different fee arrangements;
•our ability to accurately forecast revenue and appropriately plan expenses;
•our ability to respond favorably to existing or new competitors in our market;
•increases in client or publisher concentration;
•our ability to expand into new CPG brand verticals and new publisher verticals;
•increases in marketing, sales, and other operating expenses, including those that are incurred to acquire and retain new publishers, CPG brands, retailers, and consumers;
•the percent of our fee that we share with our publishers;
•the impact of worldwide economic conditions, including inflation, rising interest rates, changes in the U.S. presidential administration, supply chain disruptions, geopolitical events, such as escalating tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada, and other countries, the conflicts involving Russia and Ukraine and Hamas and Israel, and the resulting effect on consumer spending and consumer confidence;
•the impact of a potential U.S. federal government shutdown on the U.S. economy, capital markets, publishers, CPG brands, retailers, consumers, and our business;
•the impact of inflation on redemption revenue;
•the quality and quantity of offers available;
•our ability to successfully expand our AIML capabilities;
•fluctuations in transaction costs associated with processing consumer cash outs;
•evolving fee arrangements with publishers and clients;
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
•our ability to choose and effectively manage service providers;
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
The variability and unpredictability of our results of operations could result in our failure to meet the expectations of investors or analysts with respect to revenue or other results of operations for a particular period. If we fail to meet or fail to exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, changes in the U.S. presidential administration, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalating tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, downturns that could result in store closures, publisher or retail failures, our clients having lower promotional budgets, or decreases in consumer spending power or confidence, have in the past and could in the future result in a decline in client spending, which could materially adversely affect the number of offer redemptions on our network.
Supply chain disruptions could adversely affect the willingness of our clients to continue promoting their products through the IPN. For example, in the first half of 2022, our D2C redemptions per redeemer were negatively impacted due to supply chain constraints, which made it difficult for our clients to keep their product on shelves and decreased promotions on products purchased with high frequency. Clients experienced decreased inventory levels, increased shipment delays, increased freight costs, and elevated levels of demand, leading to decreased demand for our platform and decreased revenues, as well as decreased earning opportunities.
An increase in our clients’ operating costs, or other deterioration in the financial condition of our partners, whether due to macroeconomic conditions (such as inflation) or otherwise, could cause our clients to reduce discount offerings or seek to renegotiate contract terms, which may impact our fee agreements with them. If such clients or publishers on our network were to cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with a sufficient selection of CPG brands and retailers, and they may be less likely to use our network. Small businesses that do not have substantial resources, like some of our CPG brands, retailers, and publishers, tend to be more adversely affected by poor economic conditions than larger businesses.
A recession or market correction could also decrease marketing spend, particularly in media, and could adversely affect the demand for our solutions, and our business, financial condition, results of operations, and prospects.
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
The extent of the impact of these factors on our operational and financial performance will depend on future developments and the impact on our clients, publishers, and employees, all of which continue to evolve and are unpredictable. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Competition presents an ongoing threat to the success of our business.
We operate in a highly competitive environment. We compete with a broad set of competitors for CPG brands, retailers, publishers, and consumers across our products and offerings. With increasing consumer usage of smartphones for retail shopping, the digital promotions market is rapidly evolving and our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics in order to reach the largest consumer audience. If we are not able to continue to innovate and further develop our platform to respond to changes in the digital promotions market, our business, financial condition, results of operations, and prospects could be materially adversely affected and our competition could develop offerings that are more competitive than ours.
As we seek investments from clients, we compete with large social media and search-oriented platforms, as well as programmatic media networks that sell ads on a cost-per-click or cost-per-impression basis. Following Amazon’s lead, other large retailers are now offering CPG brands the opportunity to buy media, usually in the form of sponsored search results or display ads, on their own platforms.
Clients also have multiple different promotional tools at their disposal. We also compete with companies that distribute paper coupons and free-standing inserts as well as digital coupons through grocery retail websites in a white-label fashion; and with other mobile apps and other platforms that offer digital promotions.
For consumers, there are many other rewards programs that provide cash back, including credit cards, individual retailer loyalty programs, and online shopping sites that aggregate retailer offers. We aim to compete by offering an at-scale solution that hosts a wider range of digital promotions content, allows for a higher degree of targeting and measurement, operates on a fee-per-sale basis, works offline and online, and drives sales across multiple publishers and retailers. However, our ability to compete depends upon many factors both within and beyond our control, including the following:
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
Some of our competitors may have a competitive advantage because they have longer operating histories, greater financial, marketing, and other resources, and larger customer bases than we do. In addition, our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt different pricing policies, which may allow them to build larger customer and/or merchant bases or generate revenue from their customer bases more effectively than we do.

Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with retailers.
Our integrated retailers provide us with item-level data that is integral to our platform because such data helps facilitate a simpler redemption of offers on our D2C properties. We also allow thousands of online retailers to advertise and present consumers with their own cash back offers on our D2C properties. Our ability to renew, maintain, and expand our relationships with retailers is dependent on, among other factors, our ability to increase the number of consumers that use our network, and any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects. If our retailers terminate their relationships with us or suspend, limit, or cease their operations, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Retailers may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal. Our inability to maintain our relationships with our retailers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
Retailer consolidation may also result in a decrease in or cessation of engagement with Ibotta, or result in Ibotta receiving less favorable contract terms with the consolidated entity. Retailers could also experience downturns or fail, including due to macroeconomic pressures, and cease using Ibotta altogether for many reasons.
If we fail to effectively manage our growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have experienced growth in our business and we anticipate continuing to experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to 886 as of December 31, 2024. Following a reduction in force in February 2025, we have approximately 800 full-time employees. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
•effectively manage growth in our personnel and operations; and
•effectively manage our costs.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have limited experience operating our business at its current scale, including the distribution of our offers to publishers. For example, in September of 2023, Walmart made its program available to all Walmart customers with a Walmart.com account. Dollar General joined the IPN in 2022 and began hosting Ibotta’s cash back offers in 2023. Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our publishers, CPG brands, retailers, and consumers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as certain investments in our platform. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing clients and publishers. We may not successfully accomplish any of these objectives in a timely manner or at all.
Further, because we operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to retain and expand our number of publishers, CPG brands, retailers, and consumers could be impaired, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is important to expanding our base of publishers, CPG brands, retailers, and consumers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business financial condition, results of operations, and prospects could be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.
Unfavorable publicity or consumer perception of our website, mobile app, platform, practices, or the offerings or platforms of our clients or publishers could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues, and a negative impact on the number of publishers, CPG brands, and retailers in the IPN, and the loyalty of our consumers. As a result, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
Our sales cycle can be long, and we may make investments and incur significant expenses before an agreement or renewal with CPG brands, retailers, or publishers is reached, if at all, and before we are able to generate revenue, if any, from such agreement or renewal. There are no guarantees that we will be able to recoup such investments and expenses, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the length of time that CPG brands, retailers, or publishers devote to their evaluation, contract negotiation, and budgeting processes varies significantly. In particular, our contract negotiation process with publishers can be lengthy. Our sales cycles can be lengthy in certain cases, especially with respect to our prospective large end publishers or clients. During the sales cycle, we expend significant time and money on sales and marketing activities, which lower our operating margins, particularly if no sale occurs. Even if we expand our relationship with publishers, CPG brands, and retailers, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. In addition, due to macroeconomic uncertainties, the sales cycle may be extended, and there may be delays and reductions of expenditures and cancellations by clients. There are many other factors that contribute to variability of our revenue recognition, including budgetary constraints and changes in personnel. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our business is typically affected by seasonality, which results in fluctuations in our operating results.
Historically, we have been affected by seasonality, with our business historically having higher revenues in the fourth quarter of each fiscal year, mirroring that of consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season and decreases in the first quarter. For example, the fourth quarter for the fiscal years ended 2024 and 2023 represented 27% and 31% of total revenue, respectively. At the same time, certain of our clients’ budgets may deplete over the course of the year. We typically see high redemption volume in the second half of the year where a larger number of offers being redeemed have lower redemption revenue per redemption. However, there can be no assurances such seasonal trends will consistently repeat each year. Also, the mix of product sales may vary considerably from time to time. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance and we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.
Internet search engines drive traffic to our network, and our new consumer growth could decline. If we fail to appear prominently in search results, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our success depends in part on our ability to attract consumers through unpaid internet search results on search engines like Google, Yahoo!, and Bing. The number of consumers we attract to our network from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our network could materially adversely affect our business, financial condition, results of operations, and prospects.
We rely on mobile operating systems and app marketplaces to make our apps available to consumers, and if we do not effectively operate with or receive favorable placements within such app marketplaces and maintain reviews from consumers, our usage or brand recognition could decline and our business, financial results, results of operations, and prospects could be materially adversely affected.
We depend in part on mobile operating systems, such as Android, iOS, and Google, and their respective app marketplaces to make our apps and browser extension available to consumers on our network. Any changes in such systems and app marketplaces that degrade the presentation or functionality of our apps and/or browser extension or give preferential treatment to our competitors’ apps or browser extensions could adversely affect our platform’s usage on mobile and desktop devices. If, for example, such mobile operating systems or app marketplaces limit or prohibit us from making our apps or browser extension available to consumers, make changes that degrade the functionality of our app or browser extension, increase the cost of using our products and offerings, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, overall growth of consumers could slow. Our apps and browser extension have experienced fluctuations in the number of downloads in the past, and we anticipate similar fluctuations in the future. Additionally, we are subject to requirements imposed by app marketplaces such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we collect, use, and share data from users. For example, Apple requires mobile apps using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other changes remains uncertain. If we do not comply with applicable requirements imposed by app marketplaces, we could lose access to the app marketplaces and users, and our business could be harmed. Any of the foregoing risks could materially adversely affect our business, financial condition, results of operations, and prospects.
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our solutions are designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers in our network encounter any difficulty accessing or using our apps on their mobile devices, or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, to finance our future operations or capital needs, or to engage in acquisitions or other business activities necessary to achieve growth.
We have a senior secured revolving loan facility in place with Bank of America, N.A. Our revolving loan facility includes a number of covenants that limit our ability to, among other things, incur additional indebtedness, incur liens on our assets, engage in consolidations, amalgamations, mergers, liquidations, dissolutions, or dispositions, sell or otherwise dispose of our assets, pay dividends or distributions on, or make repurchases or redemptions of, our capital stock, acquire other businesses (by way of asset purchase, stock purchase, or otherwise), or make loans, capital contributions, or other investments. The revolving loan facility also includes two financial covenants. In general, these financial covenants require us to maintain, (i) an EBITDA to interest ratio of 3.0:1.0 or greater; and (ii) an indebtedness to EBTIDA ratio of 3.0:1.0 or less. The terms of our revolving loan facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
We cannot guarantee that we will be able to maintain compliance with the covenants in our revolving loan facility or, if we fail to do so, that we will be able to obtain waivers from the lender and/or amend the covenants. A failure by us to comply with the covenants specified in our revolving loan facility would, absent cure or waiver, result in an event of default under the agreement, which would give the lender the right to declare all outstanding obligations, including accrued and unpaid interest and fees, immediately due and payable. If our obligations under our revolving loan facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the obligations or sell sufficient assets to repay the obligations, which could materially adversely affect our business, financial condition, results of operations, and prospects. Even if we were able to obtain new financing, it may not be on terms that are commercially reasonable or acceptable to us. Any event of default could also result in an increase in the interest rates applicable to our revolving loan facility, and may result in the acceleration of or default under any other indebtedness we may incur in the future to which a cross-acceleration or cross-default provision applies. In addition, we have granted a security interest of substantially all our assets to secure our obligations under our revolving loan facility. During the existence of an event of default under our revolving loan facility, the lender could exercise its rights and remedies thereunder, including by way of initiating foreclosure proceedings against any of our assets constituting collateral for our obligations.
The loss of Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, or one or more of our senior management team or key personnel, or our failure to attract new or replacement members of our senior management team or other key personnel in the future, could materially adversely affect our business, financial condition, results of operations, and prospects.
We depend on the continued services and performance of our Founder, Chief Executive Officer, President, and Chairman of our board of directors, Bryan Leach; members of our senior management team; and other key personnel. Mr. Leach has been responsible for setting our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for Mr. Leach and do not believe any amount of key man insurance would allow us to recover from the harm to our business if Mr. Leach were to leave us for any reason. Similarly, members of our senior management team and key employees are highly sought after, and others may attempt to encourage these executives to leave us. The loss of one or more of the members of the senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and materially adversely affect our business, financial condition, results of operations, and prospects.
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
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we often offer equity awards to our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects, or otherwise), it may adversely affect our ability to recruit and retain highly qualified employees. We have recently experienced fluctuations, including declines, in the market price of our Class A common stock, and reduced the size of our workforce which could adversely affect our ability to attract, motivate, or retain key employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Finally, we are committed to a hybrid workforce, which prioritizes hiring employees in Denver. This could slow hiring if we are unable to attract talent in the Denver market. If we fail to attract new employees or fail to retain and motivate our current employees, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Failure to deal effectively with fraudulent or other improper transactions could materially adversely affect our business, financial condition, results of operations, and prospects.
Third parties have, and in the future could, commit fraudulent activities such as improperly claiming rewards, account takeover attacks, or submitting counterfeit receipts to improperly offer stack and/or claim rewards or discounts. While we use anti-fraud systems, individuals have and could in the future circumvent them using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract or detect in a timely manner. The legal measures we could take or attempt to take against third parties who succeed in circumventing our anti-fraud systems may be costly and may not be ultimately successful. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new offerings. If these measures do not succeed, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We may incur losses if we reimburse CPG brands and retailers for any funds stolen or revenues lost as a result of such incidents. Our CPG brands and retailers could also request reimbursement, or stop using our solutions, if they are affected by buyer fraud or other types of fraud. Furthermore, such instances of fraud may damage our reputation, affect our ability to attract new publishers, CPG brands, retailers, and consumers to our D2C properties, and undermine confidence in the IPN, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We rely in part on licensed money transmitters to enable consumers to cash out their earned rewards from our D2C properties, and the failure to manage our relationships with such third parties could impact our platform and materially adversely affect our business, financial condition, results of operations, and prospects.
We rely in part on licensed money transmitters to enable consumers to cash out their earned rewards from our D2C properties. If any of these licensed money transmitters terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find alternative licensed money transmitters to support our platform and may not be able to secure similar terms or replace such licensed money transmitters in an acceptable time frame. Any of these risks could result in significant legal, financial, and reputational costs to our business and could materially adversely affect our business, financial condition, results of operations, and prospects.
We rely primarily on insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We procure insurance policies to cover various operations-related risks, including employment practices liability, workers’ compensation, business interruptions, errors and omissions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, we are not able to, or may not be able to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, co-insurance, self-insured retentions, or deductibles for the coverage we do obtain. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any claims that we make.
If the amount of one or more claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance costs and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, results of operations, and prospects could be materially adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the severity or number of claims under our deductibles or self-insured retentions differs from historical averages.
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
We believe our culture fosters an inclusive environment that welcomes diverse experience, backgrounds, lifestyles, and perspectives, and is a key contributor to our success to date. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, with many of our employees working remotely, we may find it harder in certain respects to maintain our Company culture. Remote work may negatively impact employee morale, productivity, and culture, and may also harm collaboration and innovation. We also have a policy of hiring new employees in Denver, whenever possible, and of requiring these new employees to come into the office a certain number of days per week. This policy may make it difficult for us to identify the talent we need to grow our business. If we are not able to maintain our culture, we could lose the innovation, passion, and dedication of our team and as a result, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If our cash needs exceed our expectations or we continue to experience growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we are unable to obtain other sources of liquidity. If, in the future, we aim to rely on funds raised through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us, or may result in significant dilution to our stockholders or higher levels of leverage, which will expose our business to additional risks. The fact that our warrant holders can sell substantial amounts of our Class A common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
We are making substantial investments to expand our technologies, tools, and offerings to capitalize on new and unproven business opportunities and expect to increase such investments in the future. These initiatives are risky, and we may never realize any expected benefits from them.
We have invested and expect to continue to invest in expanding our technologies, tools, and offerings to capitalize on new and unproven business opportunities. For example, we are in the process of shifting the performance metric by which our clients can track their campaigns. We are also building a campaign manager product through which our clients can set up, measure, and optimize their campaigns with us, and we plan to use AI to recommend and optimize campaign configurations rather than having our sales team manually set parameters with our clients.
If we do not spend our development budget efficiently on commercially successful and innovative technologies, tools, and offerings, or if we are unable to timely introduce and commercialize such technologies, tools, and offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent and unproven business strategies, metrics, and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new technologies, tools, and offerings could distract management from current operations and divert capital and other resources from our more established technologies, tools, and offerings.
Although we believe these investments and initiatives will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that CPG brand, retailer, publisher, or consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that technologies, tools, and offerings developed by others will render any of our new technologies, tools, and offerings noncompetitive or obsolete. If we do not realize the expected benefits of these investments and initiatives, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Acquisitions and strategic alliances could distract management and expose us to financial, execution, and operational risks that could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Our business and operations have been, and in the future could be, adversely affected by health epidemics, including COVID-19, impacting the markets and communities in which we and our partners operate. Quarantine orders, business closures, work stoppages, slowdowns and delays, work from home policies, travel restrictions, and cancellations of events negatively impacted productivity and disrupted our operations and those of our partners. The COVID-19 pandemic negatively impacted both consumer discretionary spending and clients’ ability to spend advertising budgets on our solution. This had an adverse impact on our revenue, results of operations, and cash flows primarily in the second quarter of the year ended December 31, 2020.
The ultimate impact of COVID-19 or a similar health epidemic is highly uncertain and subject to change. COVID-19 and the various responses to it may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
Our collection cycles can vary, and we may experience difficulty collecting accounts receivable that could materially adversely affect our business, financial condition, results of operations, and prospects.
Our collection cycles can vary based on payment practices from our clients, and we are required to pay our publishers within a contractual time frame, regardless of whether we have collected payment from our clients. As a result, timing of cash receipts related to accounts receivable and due to publishers can significantly impact our cash provided by (used in) operating activities for any period.
In addition, we have in the past encountered, and may in the future encounter, difficulty collecting our accounts receivable and could be exposed to risks associated with uncollectible accounts receivables, particularly since some of our clients are emerging brands. Also, our larger clients generally have longer payment terms, which impact the timing of our collections. Economic conditions may impact some of our clients’ ability to pay their accounts payable. While we will attempt to monitor our accounts receivable carefully and try to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur. Should more clients than we anticipate experience liquidity issues, or if payment is not received on a timely basis or at all, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We may become involved in litigation that could materially adversely affect us.
From time to time, we are involved in legal proceedings relating to matters including patent, copyright, commercial, product liability, consumer protection, employment, class action, whistleblower, and other litigation, in addition to governmental and other regulatory investigations and proceedings. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses. Although we have insurance that may provide coverage for some kinds of claims we may face, that insurance may not cover some kinds of claims or types of relief and may not be adequate in a particular case. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
An increase in interest rates could materially adversely impact our business.
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, and each of the lenders and other parties from time to time party thereto (Credit Agreement). This Credit Agreement replaces the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (2021 Credit Facility). The Credit Agreement, which matures on December 5, 2029, provides us with revolving commitments in an aggregate principal amount of $100 million, a letter of credit sub-facility of up to $10 million, and a swingline loan sub-facility of up to $10 million. Loans drawn under the Credit Agreement will bear interest while outstanding. The interest rate will be at a variable rate equal to (i) at our option, Term SOFR (as defined in the Credit Agreement) or Base Rate (as defined in the Credit Agreement) plus (ii) an applicable margin. The applicable margin ranges from (x) 1.75% to 2.25% for loans based on Term SOFR and (y) 0.75% to 1.25% for loans based on Base Rate. Per the terms of the Credit Agreement, each quarter, we will also pay a commitment fee ranging from 0.30% to 0.40% of undrawn amounts of the revolving commitment. Applicable margin and the commitment fee will be based on our indebtedness to EBTIDA ratio. As this ratio lowers, our applicable margin and commitment fee also lowers.
Base Rate and Term SOFR are based on market rates which may increase or decrease. If the U.S. Federal Reserve were to raise its benchmark interest rates, market interest rates could also increase. We do not currently have any outstanding borrowings under the Credit Agreement or under any other indebtedness agreement. However, if we were to incur debt in the future, under our Credit Agreement or any other indebtedness subject to a variable interest rate, an increase in interest rates would increase our borrowing costs. In addition, operating and growing our business may require additional capital, which could include equity or debt financing. An increase in interest rates could negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs. Any attempts to offset cost increases with price increases may result in reduced sales, increased client dissatisfaction, or otherwise harm our reputation.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses, including unauthorized use or disclosure of consumer data.
Our agreements with publishers, CPG brands, retailers, and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our solutions or other contractual obligations, including those relating to data use and consumer consent. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments, individually or in the aggregate across third parties, could materially adversely affect our business, financial condition, results of operations, and prospects.
Although we do not currently have any plans to expand our operations outside of the United States, if we attempt and fail to expand effectively in international markets, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We currently generate all of our revenues from the United States and we do not currently have any plans to expand our operations outside of the United States. Many publishers, CPG brands, and retailers on our platform have global operations, and we may in the future grow our operations and solutions through expansion in international markets and by partnering with our publishers, CPG brands, and retailers to enter new geographies that are important to them. Expansion into international markets will require management attention and resources, and we have limited experience entering new geographic markets. Expansion into international markets will also require us to form partnerships with new publishers, CPG brands, and retailers, and effectively compete with any competitors in new geographic markets. Entering new foreign markets will require us to localize our solutions to conform to a wide variety of local cultures, business practices, laws, and policies. The different commercial and internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations.
Risks Related to our Platform
We are making substantial investments in our technologies, and if we do not continue to innovate and further develop our platform, our platform developments do not perform, or we are not able to keep pace with technological developments, we may not remain competitive, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have made substantial investments in our technologies to capitalize on new and unproven business opportunities. Our future performance is dependent on continued investments in technology and our ability to innovate, reduce friction, and introduce compelling new product features for each participant in our network. We intend to make continued investments in these areas through hiring and ongoing technology transformation. We plan to further invest in AI-powered capabilities and leverage our unique data set to further improve the publisher, CPG brand, retailer, and consumer experience. If competitors introduce new offerings embodying new technologies, or if new industry standards and practices emerge, our existing technology, solutions, website, browser extension, and mobile apps may become obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner. These initiatives also have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited development or operating experience. Further, our development efforts with respect to new technologies could distract management from current operations and divert capital and other resources from other initiatives.
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
We collect, receive, store, generate, use, transfer, disclose, dispose of, share, and otherwise process (Process or Processing) data about consumers, including personal information or personal data, and other confidential or proprietary information, for various purposes, including legal, marketing, and other business-related purposes. Cyberattacks, denial or degradation of service attacks, ransomware attacks, business email compromises, account takeover attacks, malware, viruses, social engineering (including phishing), identity theft, fraudulent payment requests, and other malicious online and related activities are prevalent in our and our service providers’, clients’, and publishers’ industries. Advances in computer and software capabilities and increasing sophistication of hackers have increased these and other cybersecurity risks. Geopolitical tensions and conflicts may also increase these risks. We and our service providers, clients, or publishers may experience cyber-attacks, unavailable, disrupted, or degraded systems, and unauthorized access to or other Processing of data due to these risks, among others, including employee error or malfeasance, theft or misuse, attacks by nation-state and affiliated actors, and advanced persistent threat intrusions. We have been and may in the future become the subject of cyberattacks, including those seeking unauthorized access to our data or other data we maintain or process. We may not be able to anticipate or to implement effective preventive and remedial measures against all threats, and we cannot guarantee that our security or recovery measures will be adequate to prevent, detect, or address security breaches or incidents, service degradation or interruptions, system failures, data loss, theft, or other unauthorized Processing, or other material adverse consequences. Our security measures, and those of companies we may acquire and our service providers, clients, and publishers, could fail or be insufficient, resulting in interruptions or other disruptions to systems, the loss or unavailability of, or unauthorized use or other Processing of our or our clients’, publishers’ or consumers’ data or other data that we or our service providers or partners Process, or other security breaches or incidents. The time, expense, and resources required to respond to an actual or perceived security breach or incident and/or to mitigate any security vulnerabilities that may be identified could be significant, we may face difficulties or delays in so doing, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation or degradation of service, negative publicity, and other harm to our business and our competitive position. We could be required to implement additional security measures or to fundamentally change our business activities and practices in response to a security breach or incident. Many of our employees work remotely, which may pose additional cybersecurity risks.
We also have incorporated AIML solutions and features into our platform and may incorporate additional AIML solutions and features into our platform in the future. The use of AIML solutions may result in security incidents and our use of AIML solutions and features may create additional cybersecurity risks or increase cybersecurity risks. Further, AIML technologies may be used in connection with certain cyber-attacks, resulting in heightened risks of security breaches and incidents. There also have been and may continue to be significant attacks on supply chains and on service providers. We do not control the security measures of third parties, but we may be, or face assertions that we are, responsible for any breach or incident they suffer or for any exploitable defects, vulnerabilities, or bugs in third-party components or services that we use.
If any security breach or incident impacts our data or data of one or more consumers, clients, or publishers, if we fail to detect, remediate, and otherwise address an actual or perceived security breach or incident in a timely manner, or if we suffer a cyberattack or other disruption that impacts our ability to operate our apps, systems, or networks, or if any of the foregoing is perceived to have occurred, it could materially adversely affect our reputation, business, financial condition, results of operations, and prospects. For example, any actual or perceived security breach or incident may cause publishers, CPG brands, retailers, and consumers to lose trust and confidence in us and decrease or cease their use of our platform, and we may face claims, litigation, or other adversarial actions by publishers, CPG brands, retailers, consumers, or others. More generally, any cyberattack, security breach, or incident, or the perception that any of these has occurred, could result in claims, demands, or other proceedings, or in fines, penalties, mitigation and remediation costs, reputational harm, diversion of management’s attention, and could otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
We have contractual and legal obligations to notify relevant stakeholders of certain security breaches and incidents. Any such disclosures could be costly, lead to negative publicity, and cause our clients, publishers, or consumers to lose confidence in the effectiveness of our security measures. Further, any such actual or perceived breach or incident, or any actual or perceived failure by us to comply with security-related contractual obligations, may increase the likelihood and frequency of audits we face under our contracts with certain clients and publishers, which is likely to increase our costs and may disrupt our operations, and may result in claims, demands, and other proceedings and clients or publishers ending their relationships with us. Any of these results could materially adversely affect our business, financial condition, results of operations, and prospects.
Damages, penalties, and other costs and liabilities relating to an actual or perceived security breach or incident could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could materially adversely affect our business, financial condition, results of operations, and prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our apps, systems, or networks, grow our customer base, and Process increasingly large amounts of proprietary and sensitive data.
Our ability to generate revenue depends on the collection, reliability, and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by publishers, browsers, integrated retailers, or software developers, changes in technology, and new developments in laws, regulations, and industry requirements or standards.
Our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from integrated retailers, publishers, and other parties, and data from our own operating history. Using device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our integrated retailers, publishers, and other data providers, collect information about the interactions of consumers with our retailers’ digital and in-store properties, our owned and operated properties, and certain other publisher sites and mobile apps, as well as other data such as location. We may enhance this data with other data, such as demographic information that we obtain from data providers. Our ability to successfully leverage such data depends on our continued ability to access, use, and share such data, which can be restricted by a number of factors, including consumer choice; the success in obtaining consumer consent; restrictions imposed by our integrated retailers, publishers, and other data partners or other third parties; restrictions imposed by web browser developers or other software developers, or operating system platforms; changes in technology, including changes in web browser technology; and new developments in laws, regulations, and industry standards. Resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory and/or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to Process data or reduce our ability to deliver relevant promotions or media, which could materially adversely affect our business, financial condition, results of operations, and prospects. See the risk factor below titled, “Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations, and industry standards could materially adversely affect our business, financial condition, results of operations, and prospects” for additional information.
With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies, and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could materially adversely affect our business, financial condition, results of operations, and prospects. Negative public attention could cause publishers, CPG brands, and retailers to discontinue using our targeted advertising solutions and limit our ability to measure campaigns delivered through our platform. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data, and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective consumers’ and clients’ demand for our solutions and could materially adversely affect our business, financial condition, results of operations, and prospects.
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platform, including our websites and mobile apps, and any significant disruption in service could result in a loss of publishers, CPG brands, retailers, and consumers.
We deliver our solutions through our website, browser extension, and mobile apps, as well as through those of our publishers. Our reputation and ability to acquire, retain, and serve publishers, CPG brands, retailers, and consumers are dependent upon the reliable performance of our platform. As the number of our publishers, CPG brands, retailers, and consumers grows, and as the information shared through our platform continues to grow, we will need an increasing amount of network capacity and computing power. In the event that the number of transactions or the amount of traffic on our platform grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure, and automation. Deployment of new software or processes could adversely affect the performance of our solutions and harm the customer experience. If we fail to support our platform or provide a strong customer experience, our ability to retain and attract clients, publishers, and consumers may be adversely affected. In particular, our consumers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain service providers who are not only qualified to support users of our platform but are also well versed in our platform. As we continue to grow our business and improve our solutions, we could face challenges related to providing high-quality support services at-scale. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and our ability to scale our platform, and could materially adversely affect our business, financial condition, results of operations, and prospects.
Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and mobile apps, and prevent publishers, CPG brands, retailers, and/or consumers from accessing our platform. Our network infrastructure is hosted by third-party service providers. Any disruption in these services, or any failure of these providers to handle existing or increased traffic, or any financial or other difficulties these providers face could materially adversely affect our business, financial condition, results of operations, and prospects. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. These providers may also change or terminate their agreements with us. See the risk factor titled, "We are dependent on technology systems and electronic communications networks that are supplied and managed by third parties, which could result in increased expenses and an inability to prevent or respond to disruptions in our solutions." If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential publishers, CPG brands, retailers, and/or consumers, which could materially adversely affect our business, financial condition, results of operations, and prospects.
In addition, our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for consumers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational and financial systems, procedures, and controls. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. We will require additional capital and management resources to grow and mature in these areas. Such investments may also require diversion of financial resources from other projects. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We are dependent on technology systems and electronic communications networks that are supplied and managed by third parties, which could result in increased expenses and an inability to prevent or respond to disruptions in our solutions.
Our ability to provide solutions to consumers depends on our ability to communicate with our consumers through the internet and electronic networks that are owned and operated by third parties. We rely on third-party service providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our solutions. Some of our vendor agreements may be unilaterally terminated by the counterparty for convenience. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all, the terms of our agreements with such providers can change for many reasons and as we increase our usage of such providers, any of which could increase our expenses. Also, if we are required to transition to a new provider, it could result in significant costs and possible service interruption or an impaired ability to access or save data stored to the cloud until equivalent services, if available, are identified, obtained, and implemented, all of which could materially adversely affect our business, financial condition, results of operations, and prospects.

Our solutions also depend on the ability of our users to access the public internet. In addition, in order to provide our solutions promptly, our computer equipment and network servers must be functional 24 hours per day, which requires services from telecommunications facilities managed by third parties and the availability of electricity, which we do not control. Severe disruptions, outages, defects, or other security performance and quality problems with one or more of these networks, including as a result of utility or third-party system interruptions, or any material change in our contractual and other business relationships with service providers could impair our ability to Process information, which could impede our ability to provide our solutions to consumers, harm our reputation, increase expenses, including significant, unplanned capital investments and/or contractual obligations, and result in a loss of publishers, CPG brands, retailers, and consumers, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
We allow our clients and publishers to use application programming interfaces (APIs) with our platform, which could result in outages or security breaches and materially adversely impact our business, financial condition, results of operations, and prospects.
The use of APIs by our clients and publishers has significantly increased in recent years. Our APIs allow our clients and publishers to integrate their own business system with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches or incidents resulting from API use could result in governmental enforcement actions and other proceedings against us, claims, demands, and litigation against us by consumers and other affected individuals, costs associated with investigation and remediation, damage to our reputation, and loss of goodwill, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
If the use of mobile device identifiers, third-party cookies, or other tracking technology or location information is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose clients, consumers, and revenue.
We and our partners use a number of technologies to collect information used to deliver our solutions. For instance, we and our partners use mobile device identifiers such as Apple IDFA and Google AdID to identify, target, and measure relevant promotions to consumers. These promotions and advertising that we show on mobile apps could be affected by mobile operating systems blocking or restricting use of mobile device identifiers. Our promotions and advertisements could also be negatively impacted by mobile operating systems implementing more restrictive privacy settings and choices. For example, following its implantation of an app transparency framework and required consumer privacy and data processing disclosures, Apple introduced new SDK privacy controls into iOS 17, released in September 2023, including protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices, which Google began rolling out in early 2024. These or any similar changes to the policies of Apple or Google or similar platforms could materially adversely affect our business, financial condition, results of operations, and prospects. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.
We also use small text files (referred to as cookies), placed through an internet browser on a consumer’s machine that correspond to a data set that we keep on our servers, to gather important data to help deliver our solutions and market our products and offerings. Certain of our cookies, including those that we predominantly use in delivering our solutions through internet browsers, are known as “third-party” cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when a consumer views an advertisement, clicks on an advertisement, or visits one of our advertisers’ websites. In certain states within the United States, such as California, this information may be considered personal information under applicable data protection laws. We also obtain location-based information about users or their devices in certain circumstances, including when a consumer interacts with our solutions on a mobile device. We use these technologies to achieve our clients’ campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our clients regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain internet location and at a given time in front of a particular consumer, and we also use location information to customize marketing campaigns and to target certain offers or personalize content. A lack of data associated with or obtained from cookies, including third-party cookies or other tracking technologies, may detract from our ability to make decisions about which inventory to purchase for a client’s campaign, could adversely affect the effectiveness of our solution, and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, any limitations on our ability to obtain location information regarding consumers or devices, whether as a result of technological limitations or changes or consumers not being willing to allow us to obtain location information, may limit our ability to customize marketing campaigns, target offers, or personalize content, to detect and prevent fraudulent activity, and to engage in other aspects of our operations. These could reduce the effectiveness of our solution and harm our revenues and profitability.
Cookies may be deleted or blocked by consumers. The most commonly used internet browsers (including Chrome, Firefox, and Safari) allow their users to prevent cookies from being accepted by their browsers or may block cookies by default. Some consumers also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more consumers adopt these settings or delete their cookies more frequently than they currently do, or if more browsers block cookies by default, our business, financial condition, results of operations, and prospects could be materially adversely affected. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to one or more other forms of persistent unique identifier, or ID, to identify individual consumers or internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same user across different web properties, and reduce the effectiveness of our solutions.
Our business relies in part on electronic messaging, including emails and SMS text messages, and any technical, legal, or other restrictions on the sending of electronic messages or an inability to timely deliver such communications could materially adversely affect our business, financial condition, results of operations, and prospects.
Our business is in part dependent upon electronic messaging. We provide emails, mobile alerts, and other messages to consumers informing them of the digital promotions on our apps and websites, and we believe these communications help generate a significant portion of our revenues. We also use electronic messaging, in part, as part of the consumer sign-up and verification process. Because electronic messaging services are important to our business, if we are unable to successfully deliver electronic messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not or cannot open our messages, our revenues and profitability could be materially adversely affected. Changes in how webmail apps or other email management tools organize and prioritize email may result in our emails being delivered or routed to a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions taken by third parties that block, impose restrictions on, or charge for the delivery of electronic messages could also materially adversely affect our business, financial condition, results of operations, and prospects. From time to time, internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.

Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act (TCPA) and state-specific telephone solicitation laws in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also materially adversely impact our business. For example, the Federal Communications Commission amended certain of its regulations under the TCPA in recent years in a manner that could increase our exposure to liability for certain types of telephonic communication with consumers, including but not limited to text messages to mobile phones. Under the TCPA and similar laws, plaintiffs may seek actual monetary loss or statutory damages per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, the actual or perceived improper sending of communications or a determination that there have been violations of the TCPA or other communications-based statutes could subject us to potential risks, including liabilities or claims relating to consumer protection laws, and expose us to significant damage awards that could, individually or in the aggregate, materially adversely affect our business, financial condition, results of operations, and prospects. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.
We rely on a third-party service for the delivery of daily emails and other forms of electronic communication, and delay or errors in the delivery of such emails or other messaging we send may occur and be beyond our control, which could damage our reputation or materially adversely affect our business, financial condition, results of operations, and prospects. If we were unable to use our current electronic messaging services, alternate services are available; however, we believe our sales could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory electronic messaging service. Any disruption or restriction on the distribution of our electronic messages, termination or disruption of our relationship with our messaging service providers, including our third-party service that delivers our daily emails, or any increase in our costs associated with our email and other messaging activities could materially adversely affect our business, financial condition, results of operations, and prospects.
We also rely on social networking messaging services to send communications. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit our ability or our clients’ or publishers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services, or reductions in the use of or engagement with social networking services by consumers and potential consumers could also materially adversely affect our business, financial condition, results of operations, and prospects.
We depend on the interoperability of our platform across third-party apps and services that we do not control.
We have integrations with a variety of technology vendors. As our solutions expand and evolve, we may have an increasing number of integrations with other third-party apps, products, and services. Third-party apps, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with our publishers following development changes. In addition, some of our competitors or technology partners may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate. As our respective solutions evolve, we expect the types and levels of competition to increase. Should any of our technology partners modify their solutions, standards, or terms of use in a manner that degrades the functionality or performance of our platform, is otherwise unsatisfactory to us, or gives preferential treatment to competitive solutions or services, our solutions, platform, business, financial condition, results of operations, and prospects could be materially adversely affected.
Risks Related to Our Intellectual Property

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, merchant lists, subscriber lists, sales methodology, and similar intellectual property as critical to our success, and we rely on intellectual property law, trade secret protection and confidentiality, and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available.
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
Furthermore, we have in the past, and may in the future, receive claims that we have infringed upon intellectual property rights. Such claims, whether or not meritorious, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to injunctions and/or significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our clients or publishers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. In addition, we may in the future be subject to claims that employees or contractors, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.
Because patent applications can take years to issue from U.S. Patent and Trademark Office, and are often afforded confidentiality for some period of time, there may currently be pending applications filed by third parties, unknown to us, that later result in issued patents that could cover one or more of our products.
Further, we may not timely or successfully apply for a patent, register our trademarks, or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could materially adversely affect our business, financial condition, results of operations, and prospects.
Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.
We use open source software in our solutions and will use open source software in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and offerings or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open source software, these measures may not always be effective. We may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to comply with onerous conditions or restrictions on these solutions, purchase a costly license, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, updates, error corrections, or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could materially adversely affect our business, financial condition, results of operations, and prospects.
We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.
We have registered domain names that we use in, or are related to, our business, most importantly www.ibotta.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our solutions under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, and materially adversely affect our business, financial condition, results of operations, and prospects.
The use of AIML technologies in our platform and in our business may result in reputational harm or liability and could materially adversely affect our business, financial condition, results of operations, and prospects.
We have incorporated and may continue to incorporate additional AIML solutions and features into our platform and business, including those based on large language models, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AIML solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions and features. Our competitors or other third parties may incorporate AIML into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, any of our products and offerings making use of AIML may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML solutions or features assist in producing, or if the development or deployment of AIML solutions – including datasets or their Processing to train or create AIML solutions – are or are alleged to be deficient, inaccurate, or biased, or to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, results of operations, and prospects could be materially adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, including numerous U.S. states considering, and in certain cases adopting, laws and regulations addressing aspects of AIML, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
Risks Related to Government Regulation, Tax, or Accounting Standards
Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations, and industry standards could materially adversely affect our business, financial condition, results of operations, and prospects.
We are subject to a variety of federal, state, and local laws, regulations, and industry standards related to areas including privacy, electronic communications, data protection, data security, marketing, AI, intellectual property, e-commerce, the internet, mobile devices, competition, consumer protection, taxation, escheatment, social media marketing, and advertising practices. In particular, existing and future laws and regulations, or changes thereto, may impede the growth of the internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business.
Many of these laws, regulations, and standards are complex and subject to varying interpretations or still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be materially adversely affected if legislation, regulations, or industry standards are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that requires changes to these practices or the design of our platform. Existing and future laws, regulations, and industry standards could restrict our operations, making it difficult to retain our publishers, CPG brands, retailers, and consumers, and preventing us from maintaining or growing our revenues as anticipated.
Compliance with these laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects. However, if our belief is incorrect, or if these guidelines, laws, or regulations or their interpretation change or new legislation or regulations are enacted, we may face significant fines, penalties, injunctive restrictions, class actions, and damages that could materially adversely affect our business, financial condition, results of operations, and prospects. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information, delete information collected, or implement new safeguards or business processes to help individuals manage our use of their information, among other changes.
Failure to comply with federal and state privacy, data protection, marketing, and consumer protection laws, regulations, and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing, and consumer protection laws, regulations, or industry standards, could materially adversely affect our business, financial condition, results of operations, and prospects.
We Process data about consumers, including personal information or personal data, as well as other confidential or proprietary information, for numerous purposes, including legal, marketing, and other business-related purposes. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. We and our service providers, clients, and publishers are subject to a variety of federal and state laws, regulations, and industry standards regarding privacy, data protection, data security, marketing, and consumer protection, which address Processing of data relating to individuals, as well as the tracking of consumer behavior and other consumer data (Data Protection Laws). We are also subject to laws, regulations, and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations, and industry standards are changing, may be subject to differing interpretations, may be inconsistent among countries or conflict with other rules, and may be costly to comply with or inconsistent among jurisdictions.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (CCPA), the California Privacy Rights Act of 2020 (CPRA), the Colorado Privacy Act, and other state and federal laws relating to privacy and data security. These Data Protection Laws require covered companies to make certain disclosures about their Processing practices and, subject to certain exceptions, provide consumers with certain rights regarding their personal data, including the rights to access, delete, and correct personal data, as well as rights to opt out of the sale of personal information, opt out of targeted advertising, and opt out of other specific types of Processing activities. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, including numerous states adopting Data Protection Laws, many of which are comprehensive privacy statutes similar to the CCPA. Other states have adopted Data Protection Laws addressing particular subject matter, such as biometrics or health-related information. This creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and materially adversely affect our business, financial condition, results of operations, and prospects. The CCPA, as modified by the CPRA, and certain other Data Protection Laws have increased our compliance costs and potential liability.
Various industry standards on privacy, data protection, and data security also have been developed and are expected to continue to develop and may be adopted by industry participants at any time. We endeavor to comply with industry standards relating to targeted advertising. Any actual or alleged mistakes by us in the implementation of these principles, any expansion by self-regulatory bodies of these guidelines, any different or various guidelines regarding internet-based advertising issued by government authorities, any actual or alleged failure of opt out mechanisms to work as designed, or any misunderstanding by internet users of our technology or our commitments with respect to these principles may subject us to negative publicity, government investigation, government or private litigation, or other proceedings. Any such investigations, proceedings, or other actions against or involving us, even if meritless, could be costly and time-consuming, necessitate that we change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business.
In addition to Data Protection Laws, we are subject to the terms of our external and internal privacy and security policies, and certain representations and contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations relating to industry standards and obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (collectively, including Data Protection Laws, Data Protection Obligations).
Compliance with Data Protection Obligations is, and is likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with them could increase our compliance and operational costs; limit our ability to market our solutions and attract new and retain current publishers, clients, retailers, and consumers; limit or eliminate our ability to Process data; require us to modify our platform or our solutions; require us to delete data; expose us to regulatory scrutiny, actions, investigations, fines, and penalties; result in reputational harm; lead to a loss of business; result in claims, litigation, and liability, including class action litigation; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business, financial condition, results of operations, or prospects; and otherwise result in other material harm to our reputation and business (each, an Adverse Data Protection Impact).
Moreover, despite our efforts, we may not be successful in achieving or maintaining compliance with Data Protection Obligations. For example, we may fail, or be alleged to fail, to comply with Data

Protection Obligations if our employees, clients, publishers, or service providers do not comply with applicable Data Protection Obligations. Our service providers, clients’, or publishers’ failure to adhere to restrictions on data use or other Data Protection Obligations also may result in an Adverse Data Protection Impact.
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. There is a risk that the requirements of these laws, regulations, and standards, or of contractual or other actual or asserted obligations relating to privacy, data protection, or information security, are interpreted or applied in manners that are, or are alleged to be, inconsistent with our policies, practices, or solutions. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards, and other obligations could impact us and our existing and potential clients or publishers and delay certain partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related solutions, there may be increased scrutiny on our Processing of data, and we may be subject to new and unexpected laws, regulations, standards, or other obligations. Future laws, regulations, standards, and other obligations, or changes in their interpretation or enforcement, could, for example, impair our ability to Process information that we use to provide targeted digital promotions and media to consumers on behalf of CPG brands and retailers, thereby impairing our ability to maintain and grow our total consumers and increase revenues. Future restrictions on the Processing of data, or additional requirements associated with data Processing could require us to modify our solutions, possibly in a material manner, which we may be unable to complete in a commercially reasonable manner or at all, could prohibit new or potential solutions and features, could limit our ability to store and Process data or to develop new solutions and features, and could increase our compliance costs or other costs of doing business.
Changes to federal and state laws, including changing interpretations by relevant authorities, regarding money services businesses and money transmitters could impact our rewards programs and other offerings.
Various federal laws, such as the Bank Secrecy Act, as amended, impose registration and certain other obligations on companies that are financial institutions, which are broadly defined to include money services businesses (MSBs), such as money transmitters. In addition, many states impose license obligations on those companies that are engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We do not believe we are a money transmitter subject to these laws based, in part, upon the characteristics of and our role with respect to our rewards programs and other offerings. Questions of whether and to what extent our products and offerings require licensure and constitute money transmission are subject to regulatory interpretation and could change over time. If any of our products and offerings were deemed by relevant authorities to subject us to federal regulation as an MSB or state money transmitter licensure in any state, or if laws and regulations were changed to subject us to such, our regulatory compliance costs would likely increase to meet those requirements and we could be forced to cease conducting certain aspects of our business in certain jurisdictions pending receipt of any necessary licenses, which could materially adversely affect our business, financial condition, results of operations, and prospects. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product or operational changes involved in maintaining such licenses and meeting other relevant regulatory obligations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we do not comply with the specialized regulations and laws in the United States that regulate marketing and promotions, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Marketing and promotions in the United States are regulated extensively by federal and state agencies. These regulations and laws change frequently, differ from state to state, and present a complex and sometimes inconsistent regulatory environment. There is no assurance that we will always be in compliance with these regulations and laws, or that we will be able to comply with all future versions of such regulations and laws. We rely on various internal and external personnel with relevant experience complying with legal requirements applicable to marketing and promotions in the United States, and the loss of personnel with such expertise could materially adversely affect our business, financial condition, results of operations, and prospects.
The federal and state “tied-house” laws governing ownership interests in alcoholic beverage manufacturers, wholesalers, and retailers could materially adversely affect our business, financial condition, results of operations, and prospects.
Alcoholic beverage manufacturers, wholesalers, retailers, and their investors are subject to federal and state “tied-house” laws (Tied-House Laws) that restrict investments between the three tiers of the alcoholic beverage industry (the manufacturing tier, the wholesale tier, and the retail tier). Tied-House Laws change frequently, differ from state to state, and present a complex and inconsistent regulatory environment. Tied-House Laws may impact how alcoholic beverage manufacturers and retailers work together and with us, and these impacts could materially adversely affect our business, financial condition, results of operations, and prospects.
Changes in laws and regulations related to the internet or changes to internet infrastructure may diminish the demand for our solutions, and could materially adversely affect our business, financial condition, results of operations, and prospects.
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
The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in January 2018, the Federal Communications Commission (FCC) released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit internet service providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit internet service providers from entering into arrangements with specific content providers for faster or better access over their data networks. In response to this decision, California and a number of states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In October 2023, the FCC voted to begin the process of reinstating substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. In May 2024, the FCC issued an order implementing those rules. In January 2025, a decision from the U.S. Court of Appeals for the Sixth Circuit set aside the FCC’s order, deeming it to exceed the FCC’s authority under the Telecommunications Act of 1996. We cannot predict the outcome of any litigation or whether any new FCC order or existing state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC, or the degree to which further regulatory action or inaction could materially adversely affect our business, if at all. If the FCC is unable or chooses not to reinstate net neutrality or if state initiatives are modified, overturned, or vacated, internet service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. If new FCC or other rules directly or inadvertently impose costs on online providers like our business, our expenses may rise, our ability to retain existing users or attract new users may be impaired, our costs may increase, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have previously identified material weaknesses in our internal controls over financial reporting, and if we are unable to maintain effective internal controls or if we identify additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could materially adversely affect our business, financial condition, results of operations, and prospects.
We have previously identified material weaknesses in our internal controls over financial reporting. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified one material weakness in our internal controls over financial reporting that existed as of December 31, 2021 and was remediated as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness related to our risk assessment process and resulted in the ineffective design of process level controls to address the impact on revenue, specifically breakage revenue, of changes made to our platform related to the user redemption liability, and the impact of those changes on reports used in determining breakage revenue.
Although our material weaknesses have been remediated, if we are unable to successfully maintain internal controls over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting could be materially adversely affected. In addition, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be materially adversely affected. Moreover, we could become subject to investigations by regulatory authorities, which could require additional financial and management resources.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the rules and regulations of the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed with the Securities and Exchange Commission (SEC) is reported within the time periods and in the manner specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we will eventually be required to include in our annual reports filed with the SEC. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, personnel costs, and significant management oversight.

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
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and prospects and could cause a decline in the price of our Class A common stock.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could materially adversely affect our business, financial condition, results of operations, and prospects.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the New York Stock Exchange. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly, particularly after we cease to be an “emerging growth company.” For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could materially adversely affect our business, financial condition, results of operations, and prospects. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation. If such claims are successful, our business, financial condition, results of operations, and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition, results of operations, and prospects.
Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
As of December 31, 2024, we had no U.S. federal net operating loss carryforwards (NOLs), net of uncertain tax positions, and U.S. state NOLs of $68.1 million, net of uncertain tax positions. Our U.S. state NOLs begin to expire in 2034. In addition, as of December 31, 2024, we had U.S. federal tax credit carryforwards of approximately $7.8 million, which begin to expire in 2042. Our NOLs may be unavailable to offset future taxable income because of restrictions under U.S. tax law, including that our NOLs may expire or may not be available to offset our entire taxable income on an annual basis. For U.S. state income tax purposes, there may be periods during which the use of NOLs is limited, which could accelerate or permanently increase state taxes owed.
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
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be materially adversely affected.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include, but are not limited to, revenue recognition, breakage, allowances for credit losses, income taxes and associated valuation allowances, leases, stock-based compensation, contingent liabilities, impairment of the equity investment, convertible notes derivative liability, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, and the useful lives and impairment of long-lived assets. If our assumptions change or if actual circumstances differ from those in our assumptions, our business, financial condition, results of operations, and prospects could be materially adversely affected, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
We may in the future leverage third parties to sell our products and offerings and conduct our business abroad. We and our employees, agents, representatives, business partners, or third-party intermediaries may therefore have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if we do not authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners, or third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. As we expand into and increase our international sales and business, our risks under these laws may increase.
Any allegations or violations of the FCPA or other applicable anti-bribery and anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecutions, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. or foreign government contracts, all of which could have a material adverse effect on our reputation, business, financial condition, results of operations, and prospects. Responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of December 31, 2024, Mr. Leach held approximately 69.7% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class

B common stock as of December 31, 2024, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 82.7% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders and other stock indices may take similar action. Under this policy, the dual class structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. As a result, the trading price of our Class A common stock could be materially adversely affected. These policies may depress valuations of publicly companies excluded from such indices, as compared to similar companies that are included.
The public trading price of our Class A common stock may be volatile, and the value of our Class A common stock may decline.
We cannot predict the prices at which our Class A common stock will trade. The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include:
•price and volume fluctuations in the overall stock market;
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
Although our board of directors has authorized the Share Repurchase Program to purchase up to an aggregate of $100 million of the Company’s Class A common stock, the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. If we fail to meet any expectations related to stock repurchases, the market price of our Class A common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock market price at a given point in time. In addition, the United States enacted the Inflation Reduction Act in 2022, which implements, among other changes, a 1% excise tax on certain stock repurchases, which may increase the costs associated with repurchasing shares of our common stock.
We may increase or decrease the amount of repurchases of our Class A common stock in the future. Any reduction or discontinuance by us of repurchases of our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline. Moreover, in the event repurchases of our Class A common stock are reduced or discontinued, our failure or inability to resume repurchasing Class A common stock at historical levels could result in a lower market valuation of our Class A common stock.
Although we do not expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we expect to have the right to use such exemption, and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our dual class common stock structure, Mr. Leach and entities affiliated with Mr. Leach currently hold a majority of the voting power of our outstanding capital stock, and Mr. Leach has the authority to vote the shares of Class B common stock at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of the New York Stock Exchange. A “controlled company” may elect not to comply with certain listing standards of the New York Stock Exchange regarding corporate governance, including:
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
Although we qualify as a “controlled company,” we do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the listing standards of the New York Stock Exchange. However, if we were to avail ourselves of the “controlled company” exemption, the above requirements would not apply to us, which could adversely affect the protections for our stockholders.
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
We are an “emerging growth company,” as defined in the JOBS Act, and have the option to use certain exemptions from various public company reporting requirements. For example, as an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have and expect to continue to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our initial public offering, (B) in which we have total annual revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal controls over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal controls over financial reporting go undetected.
Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in Ibotta and the market price of our Class A common stock could be materially adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, our President, or the board of directors acting pursuant to a resolution adopted by a majority of the total number of authorized directors whether or not there exist any vacancies or unfilled seats in previously authorized directorships on our board of directors;
•unless we consent in writing to the selection of an alternative forum, certain litigation against us or our directors, officers, stockholders, or employees can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes $100 million shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued by the board of directors without further action by our stockholders, except that the approval of a majority of the outstanding shares of Class B common stock is required for the issuance of any shares of capital stock having the right to more than one vote per share; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors at an annual or special meeting of stockholders or to propose business before an annual meeting of stockholders.
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
Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, these exclusive-forum provisions may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, stockholders, or other employees, which may discourage lawsuits against us and our directors, officers, stockholders, and other employees. Our amended and restated bylaws also limit the ability of a person to bring a claim in a judicial forum that it finds favorable for disputes arising under the Securities Act against any person in connection with any offering of our securities, including any auditor, underwriter, expert, control person, or other defendant. Any person or entity purchasing, holding, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. The enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. We also note that stockholders cannot waive compliance (or consent to noncompliance) with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive-forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Additional issuances of our stock will result in significant dilution to our stockholders.
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
General Risk Factors
Natural disasters and other events beyond our control could materially adversely affect our business, financial condition, results of operations, and prospects.
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy and thus could have a negative effect on us. Our facilities are located in Denver, Colorado. Our business operations are subject to interruption by natural disasters, blizzards, flooding, fire, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our clients, publishers, and consumers, could decrease demand for our solutions, could make existing clients unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations, and our business, financial condition, results of operations, and prospects could be materially adversely affected in the event of a major natural disaster or catastrophic event. The occurrence of any of these business disruptions could materially adversely affect our business, financial condition, results of operations, and prospects.
We do not intend to pay dividends on our Class A common stock in the foreseeable future, so any returns will be limited to the value of our Class A common stock.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our Credit Agreement contains restrictions on our ability to pay dividends. Consequently, our stockholders may need to rely on sales of our Class A common stock after price appreciation, which may not occur, as the only way to realize any future gains on their investment.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
Management has established policies and processes to identify, analyze, mitigate, and manage cybersecurity risks relevant to our platform, and has integrated these processes into the Company’s overall risk management processes. Various types of risks are considered, including, but not limited to, fraud, technological, compliance, and vendor risks. Our program for assessing, identifying, and managing material risks from cybersecurity threats includes the following key controls:
•To protect our systems and applications, we maintain endpoint security protection on all employee laptops and desktops, including industry-standard firewalls, monitoring, and intrusion detection practices.
•We require multi-factor authentication to access our critical systems and applications.
•We employ strong password standards for our systems and applications. We also employ firewalls across our infrastructure to guard against threats.
•We provide ongoing security training to our employees and contractors about information security policies and practices, including phishing simulations.
•Our process for managing third-party risk includes security assessments of key third-party service providers before entering into or renewing business with them or granting them access to our data or information systems. Additionally, we impose contractual restrictions on these providers based on their risk profile.
•We maintain enterprise-wide policies and procedures for reporting and managing security incidents, including prompt reporting of all incidents. We perform incident response simulations on at least an annual basis.
We engage with independent third-party auditors to perform SOC2 assessments on an annual basis. We also engage with a third party to conduct penetration testing at least annually to identify threats and assess their potential impact to system security. Any vulnerabilities identified in this process are triaged by our information security team and handled in accordance with our vulnerability management process.

As of the date of this report, we have not experienced any cybersecurity incidents that have materially affected us, including our business strategy, results of operations, or financial condition. For certain risks from cybersecurity threats that may materially affect our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” including the section titled, “If our security measures or information we collect and maintain are compromised or publicly exposed, publishers, CPG brands, retailers, and consumers may curtail or stop using our platform, and we could be subject to claims, penalties, and fines.”
Governance
Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.
Our Chief Technology Officer oversees our security team, which is responsible for our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The security team consists of experienced engineers and analysts. All senior members of the team have industry recognized accreditations or commensurate experience. Our security team meets at least weekly and holds quarterly meetings with cross-functional leadership to report on cybersecurity risks and threats.
Representatives from our security team provide quarterly updates to the Audit Committee and/or Board of Directors regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.
Item 2. Properties
Our corporate headquarters is located in Denver, Colorado. We currently lease approximately 76,000 square feet of office space pursuant to a lease agreement that expires in October 2025. In November 2024, we entered into a new lease agreement for approximately 97,000 square feet of office space that expires in 2036, which is expected to become our new corporate headquarters in late 2025. We believe that our facilities are adequate to meet our current needs, and that should it be needed, suitable alternative, or additional facilities will be available to accommodate our operations.
Item 3. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from activities in the normal course of business. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, and prospects. Defending any legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information For Common Stock
Our Class A common stock has been listed on the New York Stock Exchange under the symbol “IBTA” since April 18, 2024. Prior to that date, there was no public trading market for our common stock.
Our Class B common stock is neither listed on any stock exchange nor traded on any public market.
Holders of Record
As of January 31, 2025, there were 119 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of January 31, 2025, there were 5 stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially held by Bryan Leach, collectively with certain affiliated trusts.
Dividend Policy
We have not declared or paid any cash dividends on our capital stock since our date of incorporation. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of any then-existing debt instruments, and other factors that our board of directors may deem relevant.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act.
The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”), Nasdaq Composite Index, and Russell 3000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on April 18, 2024, the date our Class A common stock commenced trading on the NYSE, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

$150.00
$125.00
$100.00
$75.00
$50.00
4/18/2024
4/30/2024
5/31/2024
6/30/2024
7/31/2024
8/30/2024
9/30/2024
10/31/2024
11/30/2024
12/31/2024
IBTA
S&P 500 Index
Nasdaq Composite Index
Russell 3000 Index

Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 to October 31, 2024	69,150	$61.97	69,150	$80,107
November 1, 2024 to November 30, 2024	174,631	$64.97	174,631	$68,762
December 1, 2024 to December 31, 2024	—	$—	—	$68,762
	243,781		243,781
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
Use of Proceeds
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data to this Annual Report on Form 10-K. This discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
The following discusses our financial condition and the results of operations as of and for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of our financial condition and the results of operations as of and for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our final prospectus dated April 17, 2024, filed with the SEC pursuant to Rule 424(b)(4) (Prospectus) under the Securities Act.
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to clients through the Ibotta Performance Network (IPN). Through the IPN, we source digital promotions from our clients, primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar, a subsidiary of Dollar Tree, Inc. (Family Dollar), Maplebear, Inc. (Instacart), and DoorDash, Inc. (announced in January 2025 but not yet launched) among others, who are third-party publishers on the IPN and use our digital offers to power their loyalty programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, Ibotta D2C, which is part of the IPN). Within Ibotta D2C, we also partner with affiliate networks to allow consumers to earn cash back on a percentage of their total basket spend at certain retailers.
As of December 31, 2024, we had over 830 clients, representing over 2,600 CPG brands, to source exclusive digital offers. Most of our offers cover products in non-discretionary categories, such as grocery, but we continue to grow our general merchandise categories, such as toys, clothing, beauty, electronics, pet, home goods, and sporting goods.
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
Impact of Macroeconomic Conditions
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, changes in the U.S. presidential administration, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalating tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts, changes in the labor market, or decreases in consumer spending power or confidence, could lower promotional budgets and result in a decline in client spending which could adversely affect the number of offer redemptions on our network.
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
Key Factors Affecting Our Performance
Our current and future financial performance is primarily driven by the following factors:
Ability to source offers. Securing offers from our CPG clients is critical to the ongoing success of the IPN. We seek to grow the number of offers on the IPN. We also focus on deepening each offer budget which allows that offer to remain active longer before reaching its budget cap, as well as broadening each offer’s parameters by including as many qualifying products as possible and imposing as few restrictions on offer distribution as possible, consistent with the marketing objectives the client has for any given campaign. These quantitative and qualitative dimensions of our offer inventory are highly correlated to our ability to attract and retain publishers and redeemers. As we add publishers, we reach a larger, more engaged audience, and as a result, we typically see higher redemptions. Increasing the number of offers on our platform is often the result of expanding budgets with existing clients and adding new clients or additional brands within an existing client’s portfolio. Winning more publishers presents more opportunities to increase our share of marketing budgets from more CPG brands. We may also expand our offer inventory by continuing to penetrate general merchandise categories such as toys, clothing, beauty, electronics, pet, home goods, and sporting goods. We increase the number and quality of offers on the IPN through the efforts of our client-focused sales teams and business-to-business focused marketing.
Ability to grow redeemers. Our relevance and value to clients depends on our ability to reach a growing audience of consumers who have the potential to become redeemers. Growing our consumer base, whether on our third-party publishers or D2C properties, is dependent on our ability to provide an attractive set of offers within our ecosystem and support seamless redemption experiences. Our ability to deliver offers at-scale will continue to depend on maintaining and growing usage of offers within our existing publishers and adding new publishers to the IPN. For example, we added Walmart as a retailer publisher in August 2022. More recently, we formed strategic partnerships with other major retailers, such as Dollar General, Family Dollar, Instacart, and DoorDash. We have been able to foster and develop multi-year relationships with our retailer publishers, and we intend to further grow our audience by growing redeemers on existing third-party publisher properties, adding new third-party publishers in retail and grocery, and expanding into new categories of publishers.
Ability to enhance the IPN through innovation. We will continue to invest in technology to further develop and accelerate the growth of the IPN for CPG brands, retailers, publishers, and consumers. We have invested and expect to continue to invest in expanding our technologies, tools, and offerings to capitalize on new and unproven business opportunities. For example, we are in the process of shifting the performance metric by which our clients can track their campaigns. We are also building a campaign manager product through which our clients can set up, measure, and optimize their campaigns with us, and we plan to use AI to recommend and optimize campaign configurations rather than having our sales team manually set parameters with our clients. These investments and initiatives may negatively impact our short-term financial results.
As the data generated by the IPN grows, we believe Ibotta will generate more valuable insights about purchase behavior and market trends, and may be able to automatically optimize recommendations for consumers as well as campaigns for clients based on real-time data from across the network. We intend to enable CPG brands to leverage our Artificial Intelligence (AI)-powered tools to run success-based marketing programs that achieve their specific goals. CPG brands may also be able to create digital offer campaigns programmatically via other buying platforms.
Seasonality. Our results of operations vary from quarter to quarter, largely due to the seasonal nature of our clients’ marketing spending. Our clients tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and reduce their marketing budgets in the first quarter of the calendar year. At the same time, certain of our clients’ budgets may deplete over the course of the year. We have historically experienced heightened consumer activity during holidays, which results in higher redemptions on a relative basis. We typically see high redemption volume in the second half of the year where a larger number of offers being redeemed have lower redemption revenue per redemption. We believe seasonality may continue to impact our quarterly results going forward.

Financial and Operational Highlights

	Year Ended December 31,
	2024	2023

	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	344,099	256,197
Redeemers(1)	14,673	8,232
Redemptions per redeemer(1)	23.5	31.1
Redemption revenue per redemption(1)	$0.90	$0.95
Revenue	$367,254	$320,037
Gross profit	$317,133	$276,045
Gross margin	86%	86%
Net income	$68,742	$38,117
Net income as a percent of revenue	19%	12%
Adjusted EBITDA(1)	$112,220	$82,832
Adjusted EBITDA margin(1)	31%	26%
______________
(1)See Performance Metrics and Non-GAAP Measures for more information and reconciliations of Adjusted EBITDA and Adjusted EBITDA margin to the most directly comparable GAAP financial measures.
Note that certain figures shown above may not recalculate due to rounding.
Performance Metrics and Non-GAAP Measures
We use the following key performance metrics and non-GAAP measures to help us evaluate our business, identify trends affecting our performance, and make strategic decisions. For more information regarding how we use non-GAAP measures in our business, the limitations of these measures, and a reconciliation of these measures to the most directly comparable GAAP financial measures, refer to the section titled Non-GAAP Measures.
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

	Year ended December 31,
	2024	2023

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	116,095	144,556
Third-party publisher redemptions	228,004	111,641
Total redemptions	344,099	256,197
Redeemers:
Direct-to-consumer redeemers	1,864	2,040
Third-party publisher redeemers	12,809	6,192
Total redeemers	14,673	8,232
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	62.3	70.9
Third-party publisher redemptions per redeemer	17.8	18.0
Total redemptions per redeemer	23.5	31.1
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.11	$1.13
Third-party publisher redemption revenue per redemption	0.79	0.72
Total redemption revenue per redemption	$0.90	$0.95

Redemptions
A redemption is a verified purchase of an item qualifying for an offer by a client on the IPN. The number of redemptions are an indicator of the scale and consumer engagement of our business, as well as the value we bring to our clients and publishers. Generally, redemptions grow as we increase budgets with existing clients and/or add new CPG brands as clients. In addition, redemptions grow from adding publishers and redeemers, and/or increasing engagement from existing redeemers.
D2C redemptions are redemptions on any Ibotta D2C property. Third-party publisher redemptions are redemptions on all publishers excluding the Ibotta D2C properties, namely our retailer publishers.
Ibotta D2C redemptions
In 2024 and 2023, D2C redemptions were approximately 116.1 million and 144.6 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions
In 2024 and 2023, our third-party publisher redemptions were approximately 228.0 million and 111.6 million, respectively. This growth was primarily driven by the expansion of the Walmart program, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in September 2023. In addition, Dollar General launched in the third quarter of 2023, Family Dollar launched in the second quarter of 2024, and Instacart launched in the fourth quarter of 2024.
Total redemptions
In 2024 and 2023, total redemptions were 344.1 million and 256.2 million, respectively.
Redeemers
Redeemers are defined as consumers who have redeemed at least one digital offer within the quarter. If one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. Annual redeemers are calculated as the average redeemers of the last four quarters. Redeemers are an indicator of the scale and growth of our business, as the number of redeemers typically drives our revenue and is an indication of our ability to grow redemptions.
D2C redeemers are consumers who have redeemed at least one digital offer on any Ibotta property within the year. Third-party publisher redeemers are consumers who have redeemed at least one digital offer on any publisher property that is not an Ibotta property, namely our retailer publishers.
Ibotta D2C redeemers
In 2024 and 2023, D2C redeemers were 1.9 million and 2.0 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redeemers
In 2024 and 2023, third-party publisher redeemers were approximately 12.8 million and 6.2 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. This growth was primarily driven by the expansion of the Walmart program, which initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in September 2023. In addition, Dollar General launched in the third quarter of 2023, Family Dollar launched in the second quarter of 2024, and Instacart launched in the fourth quarter of 2024.
Total redeemers
In 2024 and 2023, total redeemers were approximately 14.7 million and 8.2 million, respectively.
Redemptions per redeemer
Redemptions per redeemer are the redemptions divided by the redeemers in that period. This metric is useful as redemptions per redeemer is an indication of our redeemers’ level of engagement with our platform. We aim to grow redemptions from our redeemers by expanding the breadth and depth of offers available and increasing engagement by continuing to improve the consumer experience. In general, redemptions per redeemer are driven by offer supply and the growth in offer supply relative to the growth of redeemers. For new redeemers, redemption frequency initially increases before stabilizing. Our D2C business caters to consumers who are focused on savings, irrespective of the retailer. Our third-party publisher business tends to reach consumers who may be more loyal to a specific retailer and are engaging with offers powered by Ibotta’s technology platform.
Ibotta D2C redemptions per redeemer
In 2024 and 2023, D2C redemptions per redeemer were approximately 62.3 and 70.9, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.

Third-party publisher redemptions per redeemer
In 2024 and 2023, third-party publisher redemptions per redeemer were approximately 17.8 and 18.0, respectively. The decrease was driven by the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions per redeemer
In 2024 and 2023, total redemptions per redeemer were approximately 23.5 and 31.1, respectively.
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
Ibotta D2C redemption revenue per redemption
In 2024 and 2023, D2C redemption revenue per redemption was $1.11 and $1.13, respectively. This change was driven primarily by the one-time breakage benefit of $13.5 million incurred during the year ended December 31, 2023, partially offset by offer mix. See the Breakage Benefit section below for more details.
Third-party publisher redemption revenue per redemption
In 2024 and 2023, third-party publisher redemption revenue per redemption was $0.79 and $0.72, respectively. This change was driven primarily by offer mix.
Total redemption revenue per redemption
In 2024 and 2023, total redemption revenue per redemption was $0.90 and $0.95, respectively.
Non-GAAP Measures
To supplement our consolidated financial statements prepared and presented in accordance with U.S. generally accepted accounting policies (GAAP), we use certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA margin.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. These non-GAAP measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, but are included solely for informational and comparative purposes. Non-GAAP financial measures are subject to limitations and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. In light of these limitations, management also reviews the specific items that are excluded from our non-GAAP measures, as well as trends in these items.

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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Year ended December 31,
	2024	2023
Net income	$68,742	$38,117
Add (deduct):
Interest (income) expense, net	(9,414)	6,884
Depreciation and amortization(1)	8,080	6,664
Stock-based compensation(2)	76,216	20,168
Change in fair value of derivative	3,085	5,000
Loss on debt extinguishment	9,686	—
Provision for (benefit from) for income taxes	(44,246)	5,934
Other expense, net(3)	71	65
Adjusted EBITDA	$112,220	$82,832
Revenue	$367,254	$320,037
Net income as a percent of revenue	19%	12%
Adjusted EBITDA margin	31%	26%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue during the years ended December 31, 2024 and 2023 was $4.1 million and $3.0 million, respectively.
(2)Amounts include stock-based compensation expense as follows (in thousands):

	Year ended December 31,
	2024	2023
Cost of revenue	$1,484	$659
Sales and marketing	39,086	15,420
Research and development	9,325	2,074
General and administrative	26,321	2,015
Total stock-based compensation	$76,216	$20,168
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
In 2023, we made an update to fix a software error to correctly charge maintenance fees to all inactive D2C redeemers on a go-forward basis. This change resulted in a short-term benefit to U.S. GAAP revenue in 2023. In 2023, the breakage benefit to revenue totaled $13.5 million. There was no breakage benefit in 2024.
Components of Results of Operations
Revenue
We provide a platform to CPG brands to deliver digital promotions to consumers. The majority of our revenues are derived from the fees we charge to clients when consumers redeem offers on the IPN by purchasing promoted products. We also derive revenue from the sale of ad products to clients to promote their offers, as well as from data products.
We expect our redemption revenue to increase as a percentage of revenue as we continue to grow the IPN and ad and other revenue to continue to decrease as a percentage of revenue.
Cost of revenue
Cost of revenue consists primarily of personnel-related costs attributable to personnel in our engineering department who maintain our platform, data hosting costs, revenue share with third-party publishers, amortization of platform-related software development costs, certain user award costs net of breakage, software licensing costs, and processing fees. Personnel-related costs include salaries, benefits, stock-based compensation, and bonuses. User award costs net of breakage recorded in cost of revenue are associated with awards earned from gift card purchases and sponsored user awards earned from watching an advertising video. Breakage represents the undistributed earnings of D2C consumers that is not expected to be cashed out due to inactivity. User award costs also include user awards that are cashed out and subsequently identified as violating our terms of use.
We expect cost of revenue to increase as we continue to invest in our infrastructure and acquire new publishers and clients.
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

Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, impairment of capitalized software development costs, and professional fees. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, bonuses, and travel. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred in research and development expenses. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development to increase as we focus on further improvements to, and maintenance of, our platform. However, we expect our research and development expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, software licensing costs, professional fees for external legal, accounting and other consulting services, facilities costs, corporate insurance, bad debt, and taxes and licenses. Personnel-related costs include stock-based compensation, salaries, benefits, bonuses, taxes, and travel.
We expect to increase the size of our general and administrative function to support the growth of our business, including increased facilities costs, and expect to continue to incur additional expenses as a result of operating as a public company. In addition, as a public company, we expect to continue to incur increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase. However, we expect our general and administrative expenses to decrease as a percentage of total revenue over time, although they may fluctuate as a percentage of total revenue from period to period.
Depreciation and amortization
Depreciation and amortization consists of amortization of intangible assets, including infrastructure-related software development costs and acquired technology, and depreciation of property and equipment.
Interest income (expense), net
Interest income (expense), net consists of interest income earned on cash, cash equivalents, and restricted cash, net of interest expense incurred on debt instruments.
Other expense, net
Other expense, net consists primarily of the loss incurred upon extinguishment of the convertible notes, gains and losses incurred on the convertible notes derivative liability and disposals of assets, and penalties.
Benefit from (provision for) income taxes
The benefit from (provision for) income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business, with the exception of the fourth quarter of 2024 when we released our valuation allowance on our deferred tax assets.

Results of Operations
The following tables set forth our results of operations in dollars and as a percentage of total revenue for each of the periods presented:

	Year ended December 31,
	2024	2023

	(in thousands)
Revenue	$367,254	$320,037
Cost of revenue(1)	50,121	43,992
Gross profit	317,133	276,045
Operating expenses(1):
Sales and marketing	139,214	114,756
Research and development	63,271	49,996
General and administrative	82,739	51,633
Depreciation and amortization	3,984	3,661
Total operating expenses	289,208	220,046
Income from operations	27,925	55,999
Interest income (expense), net	9,414	(6,884)
Loss on debt extinguishment	(9,686)	—
Other expense, net	(3,157)	(5,064)
Income before benefit from (provision for) income taxes	24,496	44,051
Benefit from (provision for) income taxes	44,246	(5,934)
Net income	$68,742	$38,117
_______________
(1)Amounts include stock-based compensation expense as follows (in thousands):

	Year ended December 31,
	2024	2023
Cost of revenue	$1,484	$659
Sales and marketing	39,086	15,420
Research and development	9,325	2,074
General and administrative	26,321	2,015
Total stock-based compensation	$76,216	$20,168

Comparison of the year ended December 31, 2024 and 2023
Revenue

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$128,558	$163,687	$(35,129)	(21)%
Ad & other revenue	58,430	76,151	(17,721)	(23)%
Total direct-to-consumer revenue	186,988	239,838	(52,850)	(22)%
Third-party publishers revenue
Redemption revenue	180,266	80,199	100,067	125%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	180,266	80,199	100,067	125%
Total
Redemption revenue	308,824	243,886	64,938	27%
Ad & other revenue	58,430	76,151	(17,721)	(23)%
Total revenue	$367,254	$320,037	$47,217	15%
Total redemption revenue increased $64.9 million, or 27%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to a $100.1 million increase in revenue from third-party publishers, partially offset by a $35.1 million decrease in revenue from the Ibotta D2C properties. The increase in third-party publishers revenue was primarily driven by the expansion of revenue related to Walmart, Dollar General, Family Dollar, and Instacart. Walmart initially launched in the third quarter of 2022 to members of Walmart’s paid membership program, Walmart+, and expanded to all Walmart customers with a Walmart.com account in September 2023. Dollar General launched in the third quarter of 2023, Family Dollar launched in the second quarter of 2024, and Instacart launched in the fourth quarter of 2024. The decrease in D2C redemption revenue was driven by the one-time breakage benefit of $13.5 million incurred during the year ended December 31, 2023, as well as a decrease in Ibotta D2C redemptions driven by the quantity and quality of offers available to each D2C redeemer.
Ad & other revenue decreased $17.7 million, or 23%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to a shift in CPG client spend from ad & other revenue to redemption revenue and the deprecation of our consumer insights business.
Cost of Revenue

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Cost of revenue	$50,121	$43,992	$6,129	14%
Cost of revenue increased $6.1 million, or 14%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. Cost of revenue as a percentage of revenue was unchanged during the year ended December 31, 2024, compared to the year ended December 31, 2023. The primary drivers of cost increases were the addition of new publishers and data hosting costs.

Sales and marketing

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Sales and marketing	$139,214	$114,756	$24,458	21%
Sales and marketing increased $24.5 million, or 21%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to increases of $23.7 million in stock-based compensation, $5.2 million in B2B marketing, $1.7 million in media spend, and $1.0 million in other personnel-related costs, partially offset by a decrease of $7.2 million in self-funded user awards. The increase in stock-based compensation was comprised of $16.1 million related to the Walmart Warrant and $7.4 million related to equity awards for which expense recognition commenced after the IPO. The increases in B2B marketing and media spend were driven by campaigns to build company brand awareness, and the decrease in self-funded user awards resulted from a shift in marketing strategy.
Research and development

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Research and development	$63,271	$49,996	$13,275	27%
Research and development increased $13.3 million, or 27%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to increases of $7.1 million in stock-based compensation related to equity awards for which expense recognition commenced after the IPO and $5.0 million in other personnel-related costs driven by an increase in headcount.
General and administrative

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
General and administrative	$82,739	$51,633	$31,106	60%
General and administrative increased $31.1 million, or 60%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increases of $24.0 million in stock-based compensation related to equity awards for which expense recognition commenced upon IPO, $3.9 million in other personnel-related costs, and $3.3 million in ongoing public company costs. The increase in other personnel-related costs includes $1.5 million related to one-time IPO costs, with the remaining increase driven by an increase in headcount.

Depreciation and amortization

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Depreciation and amortization	$3,984	$3,661	$323	9%
Depreciation and amortization increased $0.3 million, or 9%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily driven by an increase in capitalized software.
Interest income (expense), net

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Interest income (expense), net	$9,414	$(6,884)	$16,298	237%
Interest income, net, increased $16.3 million, or 237%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to an increase in interest earned on cash and cash equivalents largely driven by the IPO proceeds and a decrease in interest expense resulting from the extinguishment of the convertible notes.
Loss on debt extinguishment

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Loss on extinguishment of debt	$9,686	$—	$9,686	NM(1)
_______________
(1)NM - not meaningful
Loss on extinguishment of debt increased $9.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.
Other expense, net

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Other expense, net	$3,157	$5,064	$(1,907)	(38)%
Other expense, net, decreased $1.9 million, or 38%, during the year ended December 31, 2024, compared to the year ended December 31, 2023, due to a $1.9 million decrease in the loss on the convertible notes derivative liability, which was settled in connection with the IPO.

Benefit from (provision for) income taxes

	Year ended December 31,		Change
	2024	2023	$	%

	(in thousands, except percentages)
Benefit from (provision for) income taxes	$44,246	$(5,934)	$50,180	NM(1)
_______________
(1)NM - not meaningful
Benefit from income taxes increased $50.2 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the release of our $58.6 million valuation allowance recorded against our deferred tax assets, partially offset by the impact of non-deductible items, including certain stock-based compensation and executive compensation costs. See Note 13 - Income Taxes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity included $349.7 million of cash, cash equivalents, and restricted cash and $99.0 million of available capacity under a revolving line of credit. On April 22, 2024, we closed our IPO and received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million.
Our primary cash needs are for personnel-related expenses, sales and marketing expenses, user award payables, data hosting costs, and software licensing costs. We believe our existing liquidity will be sufficient to meet our projected operating and capital requirements for at least the next 12 months. Our future cash requirements will depend on many factors, including our pace of growth, the timing and extent of spend to support research and development efforts, the timing of cash collected from clients, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, the continuing market acceptance of the platform, and the volume and timing of our share repurchases. As a result of these and other factors, we may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Further, volatility in the global financial markets due to the change in the U.S. presidential administration, heightened inflation, rising interest rates, a potential government shutdown, and geopolitical events, could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when desired, our business, financial condition, results of operations, and prospects would be adversely affected.
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of December 31, 2024, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding credit agreements, see Note 6 - Long-Term Debt to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of December 31, 2024 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. However, the exercisability of a portion of the Walmart

Warrant is subject to certain performance conditions and forfeiture features, and we cannot make assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 9 - Redeemable Convertible Preferred Stock and Stockholders' Equity to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Share Repurchase Program
On August 22, 2024, we announced that our board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). The Share Repurchase Program has no expiration date. Repurchases under the Share Repurchase Program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of our Class A common stock under this authorization. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and we may terminate or suspend the Share Repurchase Program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
During the year ended December 31, 2024, we repurchased 518,683 shares of our Class A common stock for an aggregate repurchase amount of $31.3 million, inclusive of broker commissions and legal costs. As of December 31, 2024, $68.8 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$115,917	$22,716
Net cash (used in) provided by investing activities	(10,201)	19,672
Net cash provided by financing activities	181,383	2,385
Net change in cash, cash equivalents, and restricted cash	$287,099	$44,773
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
Net cash provided by operating activities increased $93.2 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was the result of a $30.6 million increase in net income and a $63.7 million increase in non-cash charges, partially offset by $1.2 million increase in net cash outflows as a result of changes in operating assets and liabilities.
The increase in net income was largely driven by the release of our valuation allowance and an increase in revenue, partially offset be an increase in non-cash charges as a result of the IPO, including accelerated stock-based compensation and losses on the extinguishment of the convertible notes and derivative liability. The increase in net cash outflows from changes in operating assets and liabilities was primarily due to a $79.4 million increase in other current and long-term assets due the release of our valuation allowance recorded against our deferred tax assets and an increase in prepaid expenses, a $39.9 million decrease in liabilities due to third-party publishers related to the timing of third-party publishers joining the IPN, and a $11.6 million decrease in accrued expenses driven primarily by the timing of payroll. These cash outflows were partially offset by cash inflows from a $110.1 million decrease in accounts receivable driven by a larger increase in gross billings in 2023 as compared to 2024, a $16.2 million increase in other current and long-term liabilities driven by an increase in uncertain tax positions, and a $3.4 million increase in the user redemption liability.
Investing Activities
Net cash used in investing activities increased $29.9 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by a $27.9 million decrease in maturities of short-term investments and a $1.7 million increase in additions to capitalized software development costs.
Financing Activities
Net cash provided by financing activities increased $179.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by $200.7 million of net IPO proceeds and a $13.2 million increase in proceeds from stock option exercises and the ESPP, partially offset by $31.3 million in purchases of treasury stock and $3.3 million of taxes paid related to the net share settlement of equity awards.
Material Cash Requirements
Operating leases
Our operating lease commitments include our corporate office space. As of December 31, 2024, we had noncancellable lease obligations of $1.5 million, all of which is payable within 12 months. In addition, as of December 31, 2024, the Company had executed a new office space lease that had not yet commenced, with minimum lease payments of approximately $22.8 million over a term of approximately 11 years anticipated to commence during fiscal year 2025. For additional discussion on our operating leases, refer to Note 8 – Operating Leases to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business. As of December 31, 2024, we had fixed noncancellable purchase obligations of $171.1 million through 2029. For additional discussion on these contractual commitments, refer to Note 16 – Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect the underlying business and economic events. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
Our significant accounting policies are described in Note 2 - Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and of these, management believes the following accounting policies involve a greater degree of judgment and complexity and are therefore the most critical in determining the amounts reported in our consolidated financial statements.
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We primarily derive revenues from the set-up and redemption of cash back rewards and digital media services on the IPN. Revenue is recognized when, or as, control of the promised goods or services is transferred to our clients, in an amount that represents the consideration we expect to be entitled to in exchange for those goods or services. The following is a description of principal activities from which we generate our revenue:
Redemption Revenue
Consumers earn rewards on the IPN through loyalty account linking, receipt upload, or purchasing a gift card. As a result of the cash back reward being both client determined and funded, the cash back reward is passed through to the consumer. We earn a fee per redemption in the period in which the redemption occurs. We may also charge setup fees, which are deferred and recognized over the respective promotion period. Penalties or early terminations are recognized as revenue as the associated event occurs. We recognize revenues from redemptions net of consumer cash back rewards as we act as the agent in the transaction. Redemption campaigns are available on both Ibotta D2C and third-party publisher properties. We also contract with third-party gift card providers to facilitate the delivery of digital gift card codes and recognize revenue gross of user award but net of the cost of the gift card, at a point in time when the exchange occurs.
Ad & other Revenue
Our clients may also run advertisements (banners, tiles, newsletters, feature placements, etc.) on Ibotta D2C properties to promote their redemption campaigns. When a consumer clicks on an advertisement, they are linked directly to the associated campaign. Ad products are billed and revenue is recognized as the marketing services are performed. Ad products run in conjunction with the associated redemption campaign, either over the entire redemption campaign life or some portion of it. We recognize revenue from client run advertisements on a gross basis as we act as the principal in the transaction.
We also offer audience targeting and data licensing services to clients, which are primarily billed as a flat fee amount. Data revenue is recognized as it is delivered and on a gross basis as we act as the principal in the transaction.
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
Common Stock Valuations
Prior to our IPO, the fair value of our common stock underlying our stock-based compensation awards has historically been determined by our board of directors, with input from management and corroboration from an independent third-party valuation specialist, in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. In the absence of a public trading market, our board of directors exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each grant, including the following factors:
•contemporaneous valuations performed by third-party valuation firms;
•the nature of the business, including its history;
•the economic outlook in general and of the specific industry at the date of the valuation;
•our book value and financial condition;
•our earnings capacity;

•the existence or lack of goodwill, or other intangible assets;
•sales of stock and the size of the block to be valued;
•the market prices of stocks of corporations engaged in the same or similar lines of business as the Company and whose stocks are activity traded in a free and open market, either on an exchange or over-the-counter;
•the prices of convertible preferred stock sold by us to third-party investors in arms-length transactions;
•the lack of marketability of our common stock; and
•the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions.
In valuing our common stock, the board of directors used the income and market approach valuation methods. The income approach values a company by estimating future cash flows that could potentially be taken out of the business without impairing future operations and profitability. These forecasted annual cash flows plus the terminal value are discounted to their present value to estimate the value. The discount rate is a rate of return which provides potential investors a sufficient return on their investment. The market approach estimates value by comparing the subject company to similar firms whose stocks are publicly-traded. A group of comparable publicly-traded companies are selected and market multiples are developed using each company’s stock price and other financial data. An estimate of value for the subject business is completed by applying selected market multiples to the subject company’s financial results.
After completing the income and market approaches, the enterprise value is allocated to our common stock using the Option Pricing Model, or OPM. Under this method, the common and preferred stock are treated as a series of call options on the enterprise’s value, with the exercise price reflecting a series of “break points” and where the different securities are allocated their respective value based on the specific characteristics and value participation features. The value of the common stock is then based on the allocation of the call options according to the specific facts and circumstances specific to our capital structure. The common stock is modeled as a call option that gives its owner the right, but not the obligation, to buy the underlying enterprise value at a predetermined or exercise price. In the model, the exercise price is based on a comparison with the enterprise value rather than, as in the case of a “regular” call option, a comparison with a per share price. Thus, the value of the common stock is considered to be a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The OPM often uses the Black-Scholes Option Pricing Model to price the call option. After the value of the common stock is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges.
Application of these valuation approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
For valuations after the completion of our IPO, the fair value of our Class A common stock is determined by using the closing price of our Class A common stock as listed on the New York Stock Exchange on the date of grant.

Recent Accounting Pronouncements
See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Act of 2012 and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen to not take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflation.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash, cash equivalents, restricted cash, and our floating rate debt. As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $349.7 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates may affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our consolidated financial statements as of December 31, 2024.
Our line of credit bears interest at floating interest rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of December 31, 2024, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, results of operations, or prospects.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Ibotta, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying balance sheets of Ibotta, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Denver, Colorado
February 26, 2025

Ibotta, Inc.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$349,282	$62,591
Restricted cash	408	—
Accounts receivable, less allowances of $3,765 and $3,160, respectively	220,883	226,439
Prepaid expenses and other current assets	11,168	9,314
Total current assets	581,741	298,344
Property and equipment, less accumulated depreciation of $9,675 and $8,905, respectively	1,951	2,541
Capitalized software development costs, less accumulated amortization of $18,087 and $13,482, respectively	16,201	12,844
Equity investment	4,531	4,531
Deferred tax assets, net	73,211	—
Other long-term assets	794	1,530
Total assets	$678,429	$319,790
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,160	$8,937
Due to third-party publishers	93,982	73,155
Deferred revenue	4,964	2,628
User redemption liability	74,006	84,531
Accrued expenses	17,965	24,582
Other current liabilities	6,088	4,317
Total current liabilities	204,165	198,150
Long-term liabilities:
Long-term debt, net	—	64,448
Convertible notes derivative liability	—	25,400
Other long-term liabilities	16,981	3,864
Total liabilities	221,146	291,862
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.00001 par value; zero and 17,245,954 shares authorized, issued, and outstanding as of December 31, 2024 and 2023, respectively	—	—
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of December 31, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	—	—
Common stock, $0.00001 par value: zero shares authorized, issued, and outstanding as of December 31, 2024; 40,000,000 shares authorized and 9,207,337 shares issued and outstanding as of December 31, 2023	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 28,332,671 shares issued, and 27,813,988 shares outstanding as of December 31, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of December 31, 2024; zero shares authorized, issued, and outstanding as of December 31, 2023	—	—
Additional paid-in capital	629,050	237,116
Treasury stock, at cost, 518,683 shares at December 31, 2024 and zero shares at December 31, 2023	(31,321)	—
Accumulated deficit	(140,446)	(209,188)
Total stockholders' equity	457,283	27,928
Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$678,429	$319,790
See accompanying notes to the consolidated financial statements.

Ibotta, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue	$367,254	$320,037	$210,702
Cost of revenue	50,121	43,992	46,176
Gross profit	317,133	276,045	164,526
Operating expenses:
Sales and marketing	139,214	114,756	110,069
Research and development	63,271	49,996	42,558
General and administrative	82,739	51,633	49,164
Depreciation and amortization	3,984	3,661	3,048
Total operating expenses	289,208	220,046	204,839
Income (loss) from operations	27,925	55,999	(40,313)
Interest income (expense), net	9,414	(6,884)	(5,311)
Loss on debt extinguishment	(9,686)	—	—
Other expense, net	(3,157)	(5,064)	(8,975)
Income (loss) before benefit from (provision for) income taxes	24,496	44,051	(54,599)
Benefit from (provision for) income taxes	44,246	(5,934)	(262)
Net income (loss)	$68,742	$38,117	$(54,861)
Net income (loss) per share:
Basic	$2.85	$4.26	$(6.33)
Diluted	$2.56	$1.42	$(6.33)
Weighted average common shares outstanding:
Basic	24,124,833	8,948,537	8,672,426
Diluted	26,860,931	26,921,567	8,672,426
See accompanying notes to the consolidated financial statements.

Ibotta, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$68,742	$38,117	$(54,861)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	—	126	(126)
Total other comprehensive income (loss)	—	126	(126)
Comprehensive income (loss)	$68,742	$38,243	$(54,987)
See accompanying notes to the consolidated financial statements.

Ibotta, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	17,245,954	$—	8,436,602	$—	$203,204	$(192,444)	$—	$10,760
Net loss	—	—	—	—	—	(54,861)	—	(54,861)
Other comprehensive loss	—	—	—	—	—	—	(126)	(126)
Exercise of stock options	—	—	164,506	—	1,144	—	—	1,144
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	6,689	—	—	6,689
Release of restricted stock purchase shares from repurchase option	—	—	192,772	—	1,600	—	—	1,600
Balance, December 31, 2022	17,245,954	$—	8,793,880	$—	$212,637	$(247,305)	$(126)	$(34,794)
Net income	—	—	—	—	—	38,117	—	38,117
Other comprehensive income	—	—	—	—	—	—	126	126
Exercise of stock options	—	—	311,251	—	3,049	—	—	3,049
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	20,582	—	—	20,582
Release of restricted stock purchase shares from repurchase option	—	—	102,206	—	848	—	—	848
Balance, December 31, 2023	17,245,954	$—	9,207,337	$—	$237,116	$(209,188)	$—	$27,928
See accompanying notes to the consolidated financial statements.

Ibotta, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT), CONT.
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock (1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	17,245,954	$—	9,207,337	$—	—	$—	$237,116	$(209,188)	$27,928
Net income	—	—	—	—	—	—	—	68,742	68,742
Exercise of stock options	—	—	1,056,425	—	—	—	13,534	—	13,534
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	76,637	—	76,637
Release of restricted stock purchase shares from repurchase option	—	—	102,205	—	—	—	848	—	848
Conversion of convertible debt	—	—	1,177,087	—	—	—	103,584	—	103,584
Conversion of redeemable convertible preferred stock	(17,245,954)	—	17,245,954	—	—	—	—	—	—
Initial public offering, net of issuance costs of $22.0 million	—	—	2,500,000	—	—	—	197,952	—	197,952
Repurchase of common stock	—	—	—	—	(518,683)	(31,321)	—	—	(31,321)
Issuance of common stock upon settlement of restricted stock units	—	—	181,295	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(46,084)	—	—	—	(3,319)	—	(3,319)
Issuance of common stock under employee stock purchase plan	—	—	48,876	—	—	—	2,788	—	2,788
Other	—	—	(3,000)	—	—	—	(90)	—	(90)
Balance, December 31, 2024	—	$—	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
(1)Amounts combine the Company’s common stock, Class A common stock, and Class B common stock. See Note 9 - Redeemable Convertible Preferred Stock and Stockholders' Equity for discussion of the establishment of the Company’s two series of common stock and the reclassification of its common stock into Class A common stock in connection with the Company’s initial public offering in April 2024.
See accompanying notes to the consolidated financial statements.

Ibotta, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$68,742	$38,117	$(54,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,080	6,664	6,319
Impairment of capitalized software development costs	574	169	737
Stock-based compensation expense	46,924	6,991	6,500
Common stock warrant expense	29,292	13,177	—
Credit loss expense	1,215	828	580
Loss on extinguishment of debt	9,686	—	—
Impairment of equity investment	—	—	4,532
Amortization of debt discount and issuance costs	1,055	3,310	2,569
Change in fair value of convertible notes derivative liability	3,085	5,000	4,300
Other	28	62	(394)
Changes in assets and liabilities:
Accounts receivable	4,397	(105,709)	(34,505)
Other current and long-term assets	(78,262)	1,180	694
Accounts payable	(911)	1,818	(4,533)
Due to third-party publishers	20,827	60,724	12,020
Accrued expenses	(6,360)	5,196	2,886
Deferred revenue	2,336	(423)	398
User redemption liability	(10,525)	(13,881)	(2,225)
Other current and long-term liabilities	15,734	(507)	(1,516)
Net cash provided by (used in) operating activities	115,917	22,716	(56,499)
Investing activities
Additions to property and equipment	(871)	(548)	(785)
Additions to capitalized software development costs	(9,330)	(7,680)	(6,228)
Acquisition of technology	—	—	(1,250)
Purchases of short-term investments	—	—	(65,980)
Sales of short-term investments	—	—	38,567
Maturities of short-term investments	—	27,900	—
Net cash (used in) provided by investing activities	(10,201)	19,672	(35,676)
Financing activities
Proceeds from exercise of stock options	13,478	3,049	1,144
Draws on revolving line of credit	—	—	3,500
Repayments of revolving line of credit	—	—	(5,167)
Proceeds from convertible notes issuance	—	—	75,000
Debt issuance costs	(808)	(12)	(405)
Proceeds from initial public offering, net	206,692	—	—
Purchase of treasury stock	(31,321)	—	—
Taxes paid related to net share settlement of equity awards	(3,319)	—	—
Deferred offering costs	(6,037)	(652)	(25)
Proceeds from employee stock purchase plan	2,788	—	—
Other financing activities	(90)	—	—
Net cash provided by financing activities	181,383	2,385	74,047
Net change in cash, cash equivalents, and restricted cash	287,099	44,773	(18,128)
Cash, cash equivalents, and restricted cash, beginning of period	62,591	17,818	35,946
Cash, cash equivalents, and restricted cash, end of period	$349,690	$62,591	$17,818
See accompanying notes to the consolidated financial statements.

Ibotta, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)

	Year ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information
Interest paid	$2,583	$5,491	$3,517
Income taxes paid	$13,208	$4,110	$71
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized software development costs	$421	$414	$188
Conversion of convertible debt into Class A common stock	$103,584	$—	$—
See accompanying notes to the consolidated financial statements.

Ibotta, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations
Ibotta, Inc. (Company, we, or our) is a technology company that allows consumer packaged goods (CPG) brands to deliver digital promotions to millions of consumers through a single, convenient network called the Ibotta Performance Network (IPN). We provide promotional services to publishers, retailers, and advertisers through the IPN, which includes our direct-to-consumer (D2C) mobile, web, and browser extension properties and our growing network of third-party publisher properties. The majority of the Company’s revenues are derived from the fees we earn from clients when consumers redeem offers. The Company also derives revenue from fees we earn from clients for ad products across the Company’s platform in support of their promotional campaigns, as well as from data products.
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
Merger of Ibotta Colorado, Inc. and InStok LLC
On December 31, 2022, Ibotta entered into an Agreement and Plan of Merger (the “merger”) with each of its wholly-owned subsidiaries, Ibotta Colorado, Inc. and Instok LLC, pursuant to which, the subsidiaries were merged with and into Ibotta, Inc. The subsidiary corporations ceased to exist, and Ibotta, Inc. continued as the surviving corporation.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). As discussed in Note 1 – Nature of Operations, on December 31, 2022, the Company merged its wholly-owned subsidiaries into Ibotta, Inc., and all intercompany balances were eliminated through the merger. Following the merger, as of and for the years ended December 31, 2023 and 2024, the Company had no subsidiaries; therefore, the financial statements did not require consolidation. For the year ended December 31, 2022, all intercompany transactions were eliminated in consolidation.

Ibotta, Inc.
Notes to Financial Statements
Emerging Growth Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Management evaluates its estimates that include, but are not limited to, revenue recognition, breakage, stock-based compensation, allowance for credit losses, income taxes and associated valuation allowances, leases, contingent liabilities, convertible notes derivative liability, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, and the useful lives and impairment of long-lived assets. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the consolidated financial statements are reasonable, based on information available at the time they are made. Actual results could differ materially from these estimates.
Segments
Operating segments are components of a company for which separate financial information is internally produced for regular use by the chief operating decision maker (CODM) to allocate resources and assess the performance of the business. Our CODM, the Chief Executive Officer, manages the Company’s operations as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) as reported in the consolidated statements of operations to measure segment profit or loss, allocate resources, and assess performance, including in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or other investments. Significant segment expenses provided to the CODM are the same as those reported in the consolidated statements of operations. The measure of segment assets is reported on the balance sheets as total assets.
Fair Value Measurements
When required by U.S. GAAP, assets and liabilities are reported at fair value on the balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Valuation inputs are arranged in a hierarchy that consists of the following levels:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 inputs are inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be

Ibotta, Inc.
Notes to Financial Statements
derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 inputs are unobservable inputs for the asset or liability.
The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. We maintain cash, cash equivalent, and restricted cash balances that may at times exceed federally-insured limits.
Restricted cash is pledged as security for a standby letter of credit for the Company’s office lease. Restricted cash is classified as current based on the expiration date of the lease.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets to the amounts reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$349,282	$62,591
Restricted cash, current	408	–
Total cash, cash equivalents, and restricted cash	$349,690	$62,591
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. At times, such amounts may exceed federally-insured limits. The Company reduces credit risk by placing its cash, cash equivalents, and restricted cash with major financial institutions within the United States. Credit risk with respect to accounts receivable is dispersed due to the large number of clients. The Company does not require collateral for accounts receivable.
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount of gross billings for fees and user awards, less an allowance for credit losses. Accounts receivable are unsecured and comprised of amounts due from the Company’s clients. The majority of the Company’s clients are nationally recognized companies and generally have payment terms of 30 to 90 days.
An allowance for credit losses is recorded based on the best estimate of lifetime credit losses in existing accounts receivable. The allowance for credit losses is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history, general economic conditions, and other relevant data. Account balances are charged against the allowance when the Company believes the receivable will not be recovered.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred, while improvements that extend the useful life of an asset are capitalized. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation, and any related gain or loss is recognized in the consolidated statements of operations.

Ibotta, Inc.
Notes to Financial Statements
Depreciation is recorded using the straight-line method over the estimated useful life of each asset, which are as follows:

Computer equipment	3 years
Leasehold improvements	Lesser of estimated useful life or lease term
Furniture and fixtures	8 years
Software Development Costs
The Company capitalizes certain costs associated with developing and enhancing internally developed software, primarily related to the Company's technology platform. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects and external direct costs of services consumed in developing or obtaining the software. The Company begins to capitalize these costs when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. These costs are amortized on a straight-line basis over the estimated useful life of the software asset, which is typically three years. Costs incurred in the preliminary project stage and post-implementation operation stage are expensed as incurred and recorded in research and development expense in the consolidated statements of operations.
Equity Investment
The Company holds a minority equity investment in a company over which we do not have the ability to exercise significant influence and for which a readily determinable fair value is not available. The Company has elected the measurement alternative to measure the investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Observable price changes and impairment charges are recorded in other expense, net, in the consolidated statements of operations.
Long-Lived Assets Impairment Assessment
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset group by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the future undiscounted cash flows expected to result from the use of the related asset group are less than the carrying value of the asset group, an impairment has occurred. Any required impairment loss is measured as the amount by which the asset group’s carrying value exceeds its fair value.
User Redemption Liability and Due to Third-Party Publishers
Consumers earn user awards by redeeming offers on both Ibotta’s D2C properties and our third-party publisher properties. The undistributed user awards earned by consumers on D2C properties are reflected in the user redemption liability in the balance sheets. The user redemption liability is reduced as consumers cash out and through breakage (see Note 4 – User Redemption Liability Extinguishment). User awards earned by consumers on third-party publisher properties represent a payable reflected in the due to third-party publishers liability in the balance sheets. The due to third-party publishers liability also includes revenue share payable to certain publishers that is a negotiated fixed percentage of our fee per redemption on the third-party publishers’ properties.

Ibotta, Inc.
Notes to Financial Statements
Convertible Debt and Embedded Derivatives
The Company evaluates all conversion, redemption, and other features contained in a debt instrument to determine if the feature represents an embedded derivative that requires bifurcation from the host debt instrument. If an embedded feature possesses economic characteristics that are not clearly and closely related to those of the host contract and would qualify as a derivative instrument if it were freestanding, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value with changes in fair value recognized in other expense, net in the period of change. The resulting discount is amortized to interest expense over the term of the host debt instrument using the straight-line method, which approximates the effective interest method.
Debt Issuance Costs
Costs incurred to obtain debt, other than lines of credit, are recorded as a reduction of the carrying amount of the related liability and amortized over the term of the debt using the effective interest rate method. Costs incurred to obtain lines of credit are capitalized and included in other long-term assets on our balance sheets and amortized ratably over the term of the arrangement.
Operating Leases
The Company determines if an arrangement is a lease at the inception of the contract. Right-of-Use ("ROU") assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All of the Company’s leases are operating leases.
Operating ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Leases may contain tenant improvement allowances, rent abatement, and rent escalation provisions, which are considered lease payments in determining the lease liabilities. To determine the present value of lease payments, we estimate the incremental borrowing rate based on the information available at commencement date. ROU assets are determined based on the initial lease liabilities adjusted for any prepayments, initial direct costs, and lease incentives received. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that the options will be exercised.
The Company begins recognizing lease expense when the lessor makes the underlying asset available for use. Lease expense is recognized on a straight-line basis over the lease term. Certain leases contain variable costs, such as common area maintenance, real estate taxes or other costs, which are expensed as incurred.
Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. In addition, the Company elected to not separate lease and non-lease components for all of the Company's leases.
Revenue Recognition
The Company primarily derives revenues from the set-up and activation of cash back offers and digital promotions. The CPG brands that contract with the Company to deliver the digital promotions to consumers via the IPN are the Company’s clients. Third-party publishers such as Walmart are part of the IPN and act as a distributor of the offers and are not the Company’s client. Revenue is recognized when, or as, control of the promised goods or services is transferred to the Company's clients, in an amount that represents the consideration the Company expects to be entitled to in exchange for those goods or services. This expected consideration is typically billed to clients on a monthly basis based on payment terms as defined in the contract, with no significant financing arrangements involved.

Ibotta, Inc.
Notes to Financial Statements
The Company benefits from contractual agreements with its clients that set forth the general terms and conditions of its relationships with them, including various facets of pricing, payment terms, and contract duration. The Company determines revenue recognition through the following steps in accordance with ASC 606, Revenue from Contracts with Customers:
•identification of the contract(s) with a customer;
•identification of the performance obligations within the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
The principal activities from which the Company generates its revenue are as follows:
Redemption Revenue
The Company's clients promote their products and services to consumers through cash back offers on the IPN. The Company's performance obligation is to stand-ready to provide consumers access to redeem offers from clients on goods purchased. The associated redemption campaigns run until the budget is consumed, which is generally in a few weeks to three months. Consumers redeem offers to earn an award through account linking or receipt upload on Ibotta’s D2C properties or through integrations with third-party publisher properties. The award is funded by the client and passed through to the consumer. The Company earns a fee per redemption which is recognized in the period in which the redemption occurred. The Company may also charge fees to set up a redemption campaign which are deferred and recognized over the average duration of historical redemption campaigns. Penalties or early terminations are recognized as revenue when the associated penalty or termination event occurs. The Company recognizes revenues from redemption campaign clients as fees are earned, net of awards to consumers, as the Company acts as the agent to the Company's clients in the facilitation of the sale to the consumer.
The Company also offers consumers the option to purchase gift card codes to be used at various retailers. lbotta contracts with third-party gift card providers to facilitate delivery of the gift card codes, acting as an agent to deliver these codes on behalf of its clients through Ibotta’s D2C properties to the end user. lbotta records the associated revenue, net of any costs associated with the third-party gift card code providers, at a point in time when the exchange occurs. Ibotta also provides a cash back offer to the consumer for the transaction, which is included in cost of revenue.
Ad & Other Revenue
The Company's clients may also run advertisements such as banners, tiles, newsletters, and feature placements on the D2C properties to promote their redemption campaigns, referred to as marketing services. When a consumer clicks on an advertisement, they are linked directly to the associated redemption campaign. Ad products are billed, and revenue is recognized, as the marketing services are performed over the advertising period. Ad products run in conjunction with the associated redemption campaign, either over the entire redemption campaign life or some portion of it. The Company recognizes revenue from client-run advertisements on a gross basis as the Company acts as the principal in the transaction.
When redemption campaigns and ad products are combined in a contract, revenue for stand-ready performance obligations is recognized as services are provided to clients. Contracts with fixed consideration are related to marketing services and revenue is recognized over the life of the contract as it is a separate performance obligation.

Ibotta, Inc.
Notes to Financial Statements
The Company also offers a number of data products and services to clients, including audience targeting, data licensing, and consumer insights and surveys. Some products and services are billed as a flat fee amount while others are billed based on usage. Data revenue is recognized as it is delivered on a gross basis as the Company acts as the principal in the transaction.
Practical Expedients
The majority of the Company's contracts are less than twelve months in duration. As a result, the Company has elected the following practical expedients:
•Incremental costs of obtaining a contract are recognized as an expense as incurred.
•Consideration is not adjusted for the effects of any financing components.
Cost of Revenue
Cost of revenue primarily consists of costs related to granting cash back offers and maintaining the Company’s platform. Significant expenses include personnel costs, data hosting costs, user award costs, net of breakage, associated with gift card redemptions, and awards unlocked when a consumer watches an advertising video, amortization and maintenance of internal use software, including platform and related infrastructure costs, processing fees, third-party publisher revenue share, and affiliate network fees. Personnel costs included in cost of revenue include salaries, benefits, bonuses, and stock-based compensation, and are primarily attributable to personnel in the Company’s engineering department who maintain the Company’s platform.
Sales and Marketing
Sales and marketing expenses consist of personnel costs and the cost of acquiring and retaining consumers, including the cost of certain consumer bonuses, promotions, and television and digital promotions. Personnel-related costs directly associated with the Company’s sales and marketing departments include salaries, benefits, bonuses, commissions, and stock-based compensation. Other sales and marketing costs include self-funded cash back offers, which are comprised of cash back offers that are directly funded by Ibotta and other incentive bonuses provided to consumers as part of the Company’s sales and marketing strategy to acquire and retain consumers. The Company expenses advertising costs as incurred. Advertising costs were $31.4 million, $24.7 million, and $29.6 million in 2024, 2023, and 2022, respectively.
Research and Development
The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of personnel-related costs for the Company’s technology departments working on product development, including salaries, benefits, bonuses, and stock-based compensation expense.
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

Ibotta, Inc.
Notes to Financial Statements
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
•Expected Volatility. The expected volatility is determined with reference to historical stock volatilities of comparable guideline public companies over a period equivalent to the expected term of the award, as the Company does not have an extensive trading history for its common stock.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company applies a valuation allowance when it is more likely than not that the deferred tax assets will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties related to its uncertain tax positions in operating expenses in the consolidated statements of operations.

Ibotta, Inc.
Notes to Financial Statements
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share adjusts the basic weighted average number of shares of common stock outstanding for the effect of potentially dilutive securities during the period. Potentially dilutive securities consist of stock options, RSUs, ESPP shares, restricted stock, redeemable convertible preferred stock, convertible notes, and common stock warrants. For purposes of the diluted net income (loss) per share calculation, potentially dilutive securities are excluded in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. Accordingly, the undistributed earnings are allocated on a proportionate basis to each series of common stock. As a result, basic and diluted net income (loss) per share are the same for Class A and Class B common stock, whether on an individual or combined basis, and are therefore presented together.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. If a loss is reasonably possible, the Company discloses the possible loss or states that such an estimate cannot be made.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees related to the anticipated sale of the Company’s common stock in the IPO, were capitalized and recorded in prepaid expenses and other current assets on the balance sheets prior to the IPO. After the IPO, all deferred offering costs were reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discounts, received from the IPO on the balance sheets.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires enhanced disclosures about significant segment expenses. In addition, the amendments include enhanced interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. The Company adopted the provisions of ASU 2023-07 effective January 1, 2024 using a retrospective method, which resulted in the additional segment reporting disclosures included in the section titled Segments of this Note.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While the application of this guidance will result in enhanced disclosures, it is not expected to have a significant impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning

Ibotta, Inc.
Notes to Financial Statements
after December 15, 2026, with early adoption permitted. While the application of this guidance will result in additional disclosure concerning expenses presented in the Company’s statements of operations, it is not expected to have a significant impact on the Company’s consolidated financial statements.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or are not expected to have a material impact on our consolidated financial statements.
3. Property, Equipment, and Software Development Costs
Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$3,080	$2,973
Leasehold improvements	5,859	5,857
Furniture and fixtures	2,687	2,616
Property and equipment	11,626	11,446
Less: Accumulated depreciation	(9,675)	(8,905)
Property and equipment, net	$1,951	$2,541
Depreciation expense was $1.6 million, $2.0 million, $2.1 million for the years ended December 31, 2024, 2023, and 2022 respectively.
Software development costs consist of the following (in thousands):

	December 31,
	2024	2023
Capitalized software development costs	$34,288	$26,326
Less: Accumulated amortization	(18,087)	(13,482)
Capitalized software development costs, net	$16,201	$12,844
The Company capitalized software development costs of $9.8 million and $8.1 million during the years ended December 31, 2024 and 2023, respectively. Capitalized software development costs include software under development of $7.7 million and $6.6 million as of December 31, 2024 and 2023, respectively.
Capitalized software amortization expense recognized in cost of revenue for the years ended December 31, 2024, 2023, and 2022 was $4.1 million, $3.0 million, and $3.3 million, respectively. Capitalized software amortization expense recognized in depreciation and amortization expenses for the years ended December 31, 2024, 2023, and 2022 was $1.7 million, $0.8 million, and $0.1 million, respectively. Impairment charges for the years ended December 31, 2024, 2023, and 2022 were $0.6 million, $0.2 million, and $0.7 million, respectively.
4. User Redemption Liability Extinguishment
The Company reflects a user redemption liability in the balance sheets associated with the undistributed earnings of consumers on Ibotta’s D2C properties. A portion of these undistributed earnings is never expected to be cashed out by consumers due to inactivity and will therefore be recognized as breakage by the Company.
Consumers’ accounts that have no activity for six months are considered inactive and charged a $3.99 per month maintenance fee until the balance is reduced to zero or new activity ensues. Balances

Ibotta, Inc.
Notes to Financial Statements
associated with accounts that are deactivated for violation of the Company’s terms of use are also recognized as breakage. The Company estimates breakage at the time of the redemption and reduces the user redemption liability accordingly. Breakage estimates are made based on historical breakage patterns, and the preparation of estimates includes judgments of the applicability of historical patterns to current and future periods. Breakage is recorded in revenue related to funded awards, as an offset to sales and marketing expense related to self-funded awards, and as an offset to cost of revenue related to gift card purchases and sponsored user awards earned from watching an advertising video.
The Company’s breakage is recorded as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue	$12,998	$26,025	$11,250
Cost of revenue	191	558	310
Sales and marketing	1,663	4,965	4,903
Total breakage	$14,852	$31,548	$16,463
The user redemption liability was $74.0 million and $84.5 million as of December 31, 2024 and 2023, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued employee expenses	$14,365	$18,156
Other accrued expenses	3,600	6,426
Total accrued expenses	$17,965	$24,582
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
Convertible notes	$–	$75,099
Revolving line of credit	–	–
Total debt	–	75,099
Less: unamortized debt discount	–	(10,440)
Less: unamortized debt issuance costs	–	(211)
Long-term debt, net	$–	$64,448
The Company recorded interest expense of $3.6 million, $8.8 million, and $6.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, of which, $1.1 million, $3.3 million, and $2.6 million was related to the amortization of the debt discount and issuance costs, respectively.
Convertible Notes
On March 24, 2022 (Initial Closing), the Company issued convertible unsecured subordinated promissory notes (notes or convertible notes) to certain investors, including certain related parties and a then officer of the Company (see Note 15 – Related Parties), in an aggregate principal amount of

Ibotta, Inc.
Notes to Financial Statements
$75.0 million with a maturity date of March 24, 2027. Up to but not including the date that is 18 months after the Initial Closing, the convertible notes bore interest at a rate of 6.00% per annum, payable quarterly in cash or as payment-in-kind at the Company’s election. Thereafter, subject to certain exceptions, the convertible notes bore interest at a rate of (A) the greater of (x) the three-month Secured Overnight Financing Rate and (y) 1.00% plus (B) 5.00%, payable quarterly in cash.
The Company determined that certain conversion provisions embedded in the convertible notes represented contingent exchange features that qualified as embedded derivatives under ASC 815, Derivatives and Hedging. The qualifying features were collectively bifurcated from the debt host and recorded as a derivative liability in the balance sheets. The derivative liability was accounted for on a fair market value basis. The initial value of the derivative liability at issuance was $16.1 million with the offset recorded as a discount to the notes. Changes in fair value were recognized in other expense, net, in the statements of operations. The debt discount was amortized to interest expense over the contractual term of the debt using the straight-line method which approximates the effective interest method. Refer to Note 7 – Fair Value Measurements for further discussion of the valuation of the derivative liability.
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
2021 Credit Facility
On November 3, 2021, the Company executed a $50.0 million revolving line of credit with Silicon Valley Bank (as amended, the 2021 Credit Facility). Borrowings under the 2021 Credit Facility bear interest at a floating annual rate equal to the greater of (i) an applicable floor rate that ranges from 2.25% to 3.0% based on the Company’s average liquidity position as defined in the 2021 Credit Facility and (ii) the prime rate less a margin that ranged from 0.25% to 1.0% based on the Company’s average liquidity position as defined in the 2021 Credit Facility. In addition, the Company pays an unused revolving line facility fee of 0.25% per year on the average monthly unused amount of commitments under the 2021 Credit Facility.
During the year ended December 31, 2024 and 2023, the Company had no borrowings under the 2021 Credit Facility. The Company terminated the 2021 Credit Facility on December 5, 2024.
2024 Credit Facility
On December 5, 2024, the Company, as borrower, entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, and certain other institutional lenders (2024 Credit Facility). The 2024 Credit Facility, which matures on December 5, 2029, provides the Company with revolving commitments in an aggregate principal amount of $100.0 million, with a letter of credit sub-facility of up to $10.0 million and with a swingline loan sub-facility of up to $10.0 million. The obligations of the Company under the 2024 Credit Facility are secured by a lien on all of the assets of the Company. The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million.
Loans under the 2024 Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a SOFR rate, plus an applicable margin (Base Rate Loan and Term SOFR Loan, respectively). The Base Rate is defined as a fluctuating rate of interest per annum equal to the highest of (1) the federal funds rate plus 0.50%, (2) Bank of America N.A.’s prime rate, and (3) Term SOFR plus 1.00%. The applicable margin is defined as a rate between 0.75% to 1.25% for Base Rate Loans and between 1.75% and 2.25% for Term SOFR Loans, depending on the Consolidated Net Leverage Ratio as defined in the 2024 Credit Facility. The 2024 Credit Facility

Ibotta, Inc.
Notes to Financial Statements
bears a commitment fee ranging from 0.30% to 0.40% payable quarterly in arrears based on undrawn amounts.
The 2024 Credit Facility contains customary affirmative and negative covenants and restrictions, including limitations on additional indebtedness, creation of liens, restricted payments, investments and certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 and a maximum Consolidated Net Leverage Ratio of 3.0 to 1.0. In addition, the 2024 Credit Facility contains other customary covenants, representations and warranties, and events of default.
As of December 31, 2024, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. Refer to Note 16 – Commitments and Contingencies for further discussion of the Company’s letters of credit.
7. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$346,070	$346,070	$—	$—
Total assets	$346,070	$346,070	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57,890	$57,890	$—	$—
Total assets	$57,890	$57,890	$—	$—
Liabilities:
Convertible notes derivative liability	$25,400	$—	$—	$25,400
Total liabilities	$25,400	$—	$—	$25,400
The Company’s cash equivalents are held in money market funds, which are measured using quoted prices for identical assets in active markets and are therefore classified as Level 1 in the fair value hierarchy.
As of December 31, 2023, the estimated fair value of the Company’s convertible notes was $95.4 million. Long-term debt is recorded at its carrying value in the balance sheets, which may differ from its fair value. The fair value is estimated using Level 3 inputs in a Monte Carlo simulation.
Convertible Notes Derivative Liability
The convertible notes contain certain embedded features that are required to be bifurcated and recorded separately from the debt host as a derivative liability at fair value. Refer to Note 6 – Long-Term Debt for further information.
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
Notes to Financial Statements
comparable guideline public companies. The derivative liability is classified as Level 3 in the fair value hierarchy.
The following table summarizes the activity related to the fair value of the convertible notes derivative liability (in thousands):

	Year ended December 31,
	2024	2023
Fair value at beginning of period	$25,400	$20,400
Initial recognition of derivative liability	–	–
Change in fair value	3,085	5,000
Settlement of derivative liability	$(28,485)	$–
Fair value at end of period	$–	$25,400
Concurrently upon closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of the Company’s Class A common stock, and the conversion was accounted for as a debt extinguishment. Immediately prior to the extinguishment, a $1.4 million loss was recognized from the change in fair value of the embedded derivative liability.
Equity Investment
On July 2, 2019, the Company acquired 628,930 shares of the Series A Preferred Stock of a privately-held software company in exchange for cash consideration of $0.8 million. The investment represents a minority interest, and the Company has determined that we do not have significant influence over the company. The preferred shares comprising the investment are illiquid, and the fair value is not readily determinable. The Company has elected the measurement alternative to measure this investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The equity investment is classified as Level 3 in the fair value hierarchy.
During the years ended December 31, 2024 and 2023, the Company recorded no adjustments to the equity investment. During the year ended December 31, 2022, the Company determined that deterioration in both general market conditions and the industry in which the company operates represented a qualitative indicator of impairment. The Company used a market approach to estimate the fair value of the investment, which requires judgment and the use of unobservable inputs, including investee financial results and comparable market data of public companies. We remeasured the investment to $4.5 million as of December 31, 2022, and recorded a $4.5 million impairment charge in other expense, net. No upward adjustments were recorded during the year ended December 31, 2022.
Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
8. Operating Leases
The Company leases office space under a noncancelable operating lease with an expiration date of October 31, 2025 and an option to renew through 2030, which is not expected to be exercised. The lease contains provisions for variable property-related costs for which the Company is responsible, including common area maintenance, property taxes, and insurance.

Ibotta, Inc.
Notes to Financial Statements
The components of lease cost are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$1,078	$1,078	$1,262
Short-term lease cost	36	34	12
Variable lease cost	1,277	1,267	1,316
Total lease cost, net	$2,391	$2,379	$2,590
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,908	$1,854	$2,012
Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average information):

		December 31,
	Classification	2024	2023
Assets:
Right-of-use assets – current	Prepaid expenses and other current assets	$831	$922
Right-of-use assets – long-term	Other long-term assets	—	831
Total leases assets		$831	$1,753
Liabilities:
Operating lease liabilities – current	Other current liabilities	$1,549	$1,752
Operating lease liabilities – long-term	Other long-term liabilities	—	1,549
Total leased liabilities		$1,549	$3,301
The weighted average remaining lease term and discount rate were as follows:

December 31, 2024
Weighted average remaining lease term (in years)	0.8
Weighted average discount rate	4.75%

Ibotta, Inc.
Notes to Financial Statements
Future maturities of lease liabilities as of December 31, 2024 are as follows:

Year ending December 31,	In thousands
2025	$1,616
2026	—
2027	—
2028	—
Thereafter	—
Total minimum lease payments	1,616
Less: imputed interest	67
Present value of lease liabilities	$1,549
As of December 31, 2024, the Company had executed a new office space lease that had not yet commenced, with minimum lease payments of approximately $22.8 million excluded from the table above. We anticipate that this lease will commence during fiscal year 2025 with a term of approximately 11 years.
9. Redeemable Convertible Preferred Stock and Stockholders’ Equity
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

Ibotta, Inc.
Notes to Financial Statements
Redeemable Convertible Preferred Stock
As of December 31, 2024, there were no shares of redeemable convertible preferred stock issued and outstanding.
Preferred Stock
As of December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
The Company had shares of common stock reserved for issuance as follows:

	December 31,
	2024	2023
Redeemable convertible preferred stock outstanding	—	17,245,954
Stock options outstanding	3,279,483	4,516,612
Restricted stock units outstanding	1,043,621	—
Restricted stock purchase	11,641	113,846
Common stock warrant	4,121,034	3,528,577
Remaining shares reserved for future issuances under equity incentive plans	4,277,680	569,736
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	666,124	—
Total shares	13,399,583	25,974,725
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
As of December 31, 2024, $3.3 million had been released from the Company’s repurchase option and recorded to additional paid in capital. The portion of shares to be released from the repurchase option in the next 12 months, recorded in other current liabilities, is $0.1 million. As of December 31, 2023, $2.4 million had been released from the Company’s repurchase option and recorded to additional paid in capital, $0.8 million was recorded in other current liabilities, and the remainder of $0.2 million was recorded in other long-term liabilities.
Common Stock Warrants
On May 17, 2021, the Company issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. (Commercial Agreement). The Walmart Warrant was issued in exchange for access to Walmart

Ibotta, Inc.
Notes to Financial Statements
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

Ibotta, Inc.
Notes to Financial Statements
the remainder of the Commercial Agreement term, subject to acceleration if certain operating goals are achieved, and subject to certain forfeiture and repurchase terms.
In September 2023, the performance conditions required for vesting were deemed probable, and the Company began to recognize stock-based compensation expense. During the year ended December 31, 2023, we recognized stock-based compensation expense in sales and marketing expense of $13.2 million, of which $12.3 million related to the vesting of the performance conditions, while $0.9 million related to the vesting of the service conditions. During the years ended December 31, 2024, we recognized stock-based compensation expense in sales and marketing expense of $29.3 million, of which $17.5 million related to an incremental adjustment for the anti-dilution provision modification upon IPO and the remaining expense related to vesting of the service condition.
Unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $30.1 million as of December 31, 2024. This amount is expected to be recognized over a weighted average period of 3.8 years.
Share Repurchase Program
On August 22, 2024, the Company announced that its board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). The Share Repurchase Program has no expiration date. Repurchases under the Share Repurchase Program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of its Class A common stock under this authorization. The Company is not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
During the year ended December 31, 2024, the Company repurchased 518,683 shares of its Class A common stock for an aggregate repurchase amount of $31.3 million, inclusive of broker commissions and legal costs. Repurchases are reflected in treasury stock on the condensed balance sheets. As of December 31, 2024, $68.8 million remains available and authorized for repurchase under the Share Repurchase Program. Activity under the Share Repurchase Program is recognized in the condensed balance sheets on a trade-date basis.
10. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Redemption revenue	$308,824	$243,886	$138,657
Ad & other revenue	58,430	76,151	72,045
Total revenue	$367,254	$320,037	$210,702
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and cash back offers collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as clients redeem

Ibotta, Inc.
Notes to Financial Statements
offers over the term of the campaigns, net of the cash back offer, which generally occurs within twelve months. Deferred revenue was $5.0 million and $2.6 million as of December 31, 2024 and 2023, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenue recognized	$2,370	$2,659	$2,115
11. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cost of revenue	$1,484	$659	$854
Sales and marketing(1)	39,086	15,420	1,836
Research and development	9,325	2,074	1,835
General and administrative	26,321	2,015	1,975
Total stock-based compensation expense	$76,216	$20,168	$6,500
_______________
(1)Sales and marketing includes common stock warrant expense of $29.3 million and $13.2 million recognized during the years ended December 31, 2024 and 2023, respectively. No common stock warrant expense was recognized during the year ended December 31, 2022. See Note 9 – Redeemable Convertible Preferred Stock and Stockholders’ Equity.
The Company capitalized an immaterial amount of stock-based compensation expense to capitalized software development costs during each of the years ended December 31, 2024, 2023, and 2022.
Unrecognized stock-based compensation expense as of December 31, 2024 was $49.7 million for unvested restricted stock units, $9.6 million for unvested stock options, and $0.7 million for the ESPP and is expected to be recognized over a weighted average period of 3.1 years, 2.3 years, and 0.4 years, respectively.
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
As of December 31, 2024, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2024 Plan is equal to 4,633,636 shares. The number of shares available for issuance will automatically increase on the first day of each fiscal year of the Company, beginning on January 1, 2025, in an amount equal to the least of (i) 5,400,000 shares, (ii) 5% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year.

Ibotta, Inc.
Notes to Financial Statements
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
A summary of option activity for the year ended December 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2023	4,516,612	$14.34	7.4	$75,915
Granted	184,148	31.15
Exercised	(1,056,425)	12.81
Forfeited or expired	(364,852)	16.97
Options outstanding as of end of period	3,279,483	$15.49	6.5	$162,641
Options vested and exercisable as of December 31, 2024	2,341,113	$14.10	5.9	$119,361
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $54.6 million, $2.8 million, and $2.0 million, respectively.
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
The total fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 was $16.7 million, $10.0 million, and $6.7 million, respectively.
The weighted average grant date fair value for options granted during the years ended December 31, 2024, 2023, and 2022 was $21.40, $9.00, and $10.77, respectively. The fair value of options granted was

Ibotta, Inc.
Notes to Financial Statements
estimated using the Black Scholes option-pricing model using the following weighted average assumptions:

	Year ended December 31,
	2024	2023	2022
Risk-free interest rate	4.07%	4.16%	2.43%
Expected dividend yield	—	—	—
Expected volatility	75%	71%	66%
Expected term (in years)	6.1	6.0	5.9
Restricted Stock Units
A summary of RSU activity for the year ended December 31, 2024 is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	—	$—
Granted	1,327,238	62.36
Vested	(181,295)	55.14
Forfeited or expired	(102,322)	65.08
Unvested and outstanding as of December 31, 2024	1,043,621	$63.35
The total fair value of RSUs vested during the year ended December 31, 2024, was $10.0 million. No RSUs vested during the years ended December 31, 2023 and 2022.
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
As a result of the IPO, the liquidity event condition associated with all double-trigger awards was deemed probable as of the effectiveness of the registration statement on Form S-1 under the Securities Act on April 17, 2024. Upon the IPO, we recognized a $2.6 million cumulative stock-based compensation expense adjustment using the accelerated attribution method associated with the double-trigger awards for which the portion of the service period had been satisfied. The double-trigger awards began vesting on December 1, 2024, which was the first quarterly vest date after the expiration of the lock-up period

Ibotta, Inc.
Notes to Financial Statements
following the completion of the IPO. The vesting of certain double-trigger awards was accelerated prior to December 1, 2024 related to terminations.
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
During the year ended December 31, 2024, we recognized $3.7 million of stock-based compensation expense related to the CEO PRSU.
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

Ibotta, Inc.
Notes to Financial Statements
share of the Company’s Class A common stock on (i) the first trading date of the offering period or (ii) the last trading day of the offering period.
During the year ended December 31, 2024, the Company recognized stock-based compensation expense related to the ESPP of $1.6 million and issued 48,876 shares of its Class A common stock under the ESPP.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31,
2024
Risk-free interest rate	4.96%
Expected dividend yield	—
Expected volatility	50%
Expected term (in years)	0.5
12. Employee Benefit Plan
The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all eligible employees. The Company’s matching contribution expense was $3.6 million, $2.9 million, and $2.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.
13. Income Taxes
The (benefit from) provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Current taxes:
Federal	2,688	2,419	—
State	6,688	3,515	262
Total current taxes	9,376	5,934	262
Deferred taxes:
Federal	(41,331)	—	—
State	(12,291)	—	—
Total deferred taxes	(53,622)	—	—
(Benefit from) provision for income taxes	$(44,246)	$5,934	$262

Ibotta, Inc.
Notes to Financial Statements
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate:

	Year ended December 31,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	17.2%	6.3%	(0.4)%
Permanent items	—%	6.7%	(4.0)%
Stock-based compensation	(11.9)%	2.1%	(1.9)%
Net federal prior period adjustment	(3.3)%	(0.5)%	(2.9)%
Change in valuation allowance	(239.3)%	(17.8)%	(34.9)%
Tax credit	(19.9)%	(15.0)%	22.7%
Warrant expenses	25.1%	6.3%	—%
Uncertain tax position	(8.2)%	4.4%	—%
Convertible note	13.9%	—%	—%
Executive compensation disallowed	8.7%	—%	—%
Equity compensation related adjustment	16.0%	—%	—%
Effective tax rate	(180.7)%	13.5%	(0.4)%
The significant components of deferred income taxes were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss, credit carryforwards	19,533	12,911
Accruals and reserves	9,640	7,309
User redemption liability	9,630	11,637
Capitalized research and development	39,031	30,285
Gross deferred tax assets	77,834	62,142
Less: valuation allowance	—	(58,624)
Total deferred tax assets	77,834	3,518
Deferred tax liabilities:
Property and equipment	(3,416)	(2,045)
Other deferred tax liabilities	(1,207)	(1,473)
Gross deferred tax liabilities	(4,623)	(3,518)
Net deferred tax assets	$73,211	$—
In accordance with ASU 2015-17, Income Taxes, (Topic 740): Balance Sheet Classification of Deferred Taxes, all deferred tax assets and liabilities have been classified as noncurrent on the balance sheets.
The Company regularly assesses the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income. Judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. Due to cumulative income in recent years, including the effect of permanent adjustments, continuing revenue growth, and the expectation of sustained profitability in future periods, we concluded that as of December 31, 2024, it was more likely than not that the federal and state tax

Ibotta, Inc.
Notes to Financial Statements
assets were realizable. As a result, the Company released the entire valuation allowance of $58.6 million during the year ended December 31, 2024.
The table below details the activity of the deferred tax assets valuation allowance (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance:
Year ended December 31, 2024	$(58,624)	$—	$58,624	$—
Year ended December 31, 2023	$(65,270)	$—	$6,646	$(58,624)
Year ended December 31, 2022	$(43,440)	$(21,830)	$—	$(65,270)
As of December 31, 2024 and 2023, the Company had no federal net operating losses, net of uncertain tax positions, for U.S. federal income tax purposes. As of December 31, 2024 and 2023, the Company had federal tax credit carryforwards of $7.8 million and $17.7 million, respectively. Total state tax credits as of December 31, 2024 and 2023 were immaterial. If unused, the federal tax credit carryforwards will begin to expire in 2042, and the state tax credits will begin to expire in 2028.
As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards, net of uncertain tax positions, of $68.1 million and $76.5 million, respectively. As of December 31, 2024, $60.8 million of the state net operating losses expire between 2034 through 2042. As of December 31, 2024, $7.3 million of the state net operating losses in 2018 and subsequent years for states that conform to the federal tax law changes do not expire and can be carried forward indefinitely. If a business combination is consummated such that a change in control occurs, these net operating losses may become subject to an annual limitation as defined under Section 382 of the Internal Revenue Code of 1986, as amended.
Management has evaluated the income tax positions taken or expected to be taken, if any, on income tax returns filed and the likelihood that, upon examination by relevant jurisdictions, those income tax positions would be sustained. The Company recognizes interest accrued and penalties related to unrecognized uncertain tax position benefits in income tax expense. Total accrued interest and penalties as of December 31, 2024 and 2023 were immaterial. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Beginning balance	$15,306	$17,251	$18,800
Additions/(reductions) based on tax positions related to the current year	4,506	(1,945)	(1,549)
Additions/(reductions) for tax positions related to prior years	—	—	—
Ending balance	$19,812	$15,306	$17,251
An insignificant portion of the unrecognized tax benefits, if recognized, is expected to impact the effective tax rate. A material reduction of unrecognized tax benefits within the next twelve months is not expected.

Ibotta, Inc.
Notes to Financial Statements
We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. While the applicable statute of limitations are generally open for three to four years for the jurisdictions in which we file, we remain subject to income tax examinations for all years in certain jurisdictions due to the usage of carryforward attributes, such as net operating losses and research and development credits. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for the tax year ended December 31, 2021 in the second quarter of 2024. As of December 31, 2024, the IRS has not proposed any adjustments to our tax positions. The Company's state income tax returns are subject to audit. The Company is not currently under audit by state taxing authorities.
14. Net Income (Loss) Per Share
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
Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$68,742	$38,117	$(54,861)
Denominator:
Weighted average shares of common stock outstanding, basic	24,124,833	8,948,537	8,672,426
Plus: dilutive effect of stock options	2,551,403	727,076	—
Plus: dilutive effect of RSUs	184,695	—	—
Plus: dilutive effect of redeemable convertible preferred stock	—	17,245,954	—
Weighted average common shares outstanding, diluted	26,860,931	26,921,567	8,672,426
Net income (loss) per share, basic	$2.85	$4.26	$(6.33)
Net income (loss) per share, diluted	$2.56	$1.42	$(6.33)

Ibotta, Inc.
Notes to Financial Statements
As the Company incurred a net loss during the year ended December 31, 2022, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the reporting period:

	Year ended December 31,
	2024	2023	2022
Stock options	—	2,944,025	4,078,088
RSUs	317,120	—	—
ESPP	44,109	—	—
Unvested shares of restricted stock purchase	11,641	113,846	216,052
Redeemable convertible preferred stock	—	—	17,245,954
Common stock warrant	4,121,034	3,528,577	3,528,577
Total shares excluded from diluted net income (loss) per share	4,493,904	6,586,448	25,068,671
Potentially dilutive common shares with respect to the convertible notes are not presented in the table above. The shares are excluded as of December 31, 2023 and 2022, because no conditions required for conversion had occurred, and as of December 31, 2024 because the shares are included in the calculation of basic net income (loss) per share after converted into shares of the Company’s Class A common stock in connection with the IPO.
15. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s Board of Directors, is a founding partner of the law firm Wilson Sonsini Goodrich and Rosati, Professional Corporation (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the years ended December 31, 2024, 2023, and 2022, the Company spent a total of $4.1 million, $2.0 million, and $0.5 million, respectively. Amounts payable to Wilson Sonsini were $0.4 million as of December 31, 2024, and $1.0 million as of December 31, 2023.
Convertible Notes
The Company issued convertible notes to certain investors on March 24, 2022 (see Note 6 – Long-Term Debt). Convertible notes in the principal aggregate amount of $69.5 million were issued to Koch Disruptive Technologies, LLC (KDT), which was the sole purchaser of the Company’s Series D convertible preferred stock, the beneficial owner of more than 5% of the Company's outstanding capital stock, and was represented on the Company’s board of directors. Convertible notes in the principal aggregate amount of $0.1 million were also issued to WS Investment Company LLC (2022A), which is affiliated with Wilson Sonsini and is represented on the Company’s board of directors. Convertible notes in the principal aggregate amount of $0.5 million each were also issued to a then officer of the Company, an immediate family member of an officer and principal owner of the Company, and a trust to which an immediate family member of an officer and principal owner of the Company is a trustee.
Concurrently upon the closing of the IPO, the $75.1 million of convertible notes automatically converted into 1,177,087 shares of the Company’s Class A common stock. At the time of the closing of the IPO, KDT was no longer represented on the Company’s board of directors.

Ibotta, Inc.
Notes to Financial Statements
16. Commitments and Contingencies
Letters of Credit
As of December 31, 2024 and 2023, the Company had standby letters of credit in the aggregate amount of $1.4 million and $0.8 million, respectively, related to office space leases. Subsequent to the termination of the 2021 Credit Facility on December 5, 2024 (see Note 6 - Long-Term Debt), the Company’s restricted cash is held to secure $0.4 million of the balance of the letters of credit, and the remainder is collateralized by our 2024 Credit Facility.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgement as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the balance sheets when they become probable and the amount can be reasonably estimated. As of December 31, 2024 and 2023, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of December 31, 2024, future minimum payments under these non-cancelable purchase obligations were as follows:

Year ending December 31,	In thousands
2025	41,716
2026	36,633
2027	27,469
2028	24,268
2029	22,019
Thereafter	$19,000
Total	$171,105

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosures controls were effective at a reasonable assurance level as of December 31, 2024.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
On December 13, 2024, Amir El Tabib, our Chief Business Development Officer, terminated his Rule 10b5-1 trading arrangement, which was previously adopted on June 10, 2024, and intended to satisfy the affirmative defense in Rule 10b5-1(c). The terminated trading plan provided for the potential sale from time to time of an aggregate of up to 49,291 of our Class A common stock by Mr. El Tabib and was scheduled to be effective until June 13, 2025, or earlier if all transactions under the trading plan were completed.
During the fiscal quarter ended December 31, 2024, no other directors or officers, as defined in Rule 16a-1(f), adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a) Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-42018	3.1	April 22, 2024
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-42018	3.2	April 22, 2024
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-278172	4.1	April 08, 2024
4.2	Description of Securities.					X
4.3#	Warrant Agreement by and between the registrant and Walmart Inc., dated May 17, 2021.	S-1	333-278172	4.3	March 22, 2024
4.4	Amendment to Warrant Agreement by and between the registrant and Walmart Inc., dated March 21, 2024.	S-1	333-278172	4.4	March 22, 2024
10.1+	2024 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-278172	10.1	April 08, 2024
10.2+	2024 Employee Stock Purchase Plan and forms of agreement thereunder.	S-1/A	333-278172	10.2	April 08, 2024
10.3+	2011 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-278172	10.3	March 22, 2024
10.4+	Executive Incentive Compensation Plan.	S-1	333-278172	10.4	March 22, 2024
10.5+	Outside Director Compensation Policy.	S-1/A	333-278172	10.5	April 08, 2024
10.6+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-278172	10.6	March 22, 2024
10.7+	Confirmatory Employment Letter, by and between the registrant and Bryan Leach, effective as of March 14, 2024.	S-1	333-278172	10.7	March 22, 2024

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.8+	Confirmatory Employment Letter, by and between the registrant and Sunit Patel, effective as of March 14, 2024.	S-1	333-278172	10.8	March 22, 2024
10.9+	Confirmatory Employment Letter, by and between the registrant and Marisa Daspit, effective as of March 14, 2024.	S-1	333-278172	10.9	March 22, 2024
10.10+	Confirmatory Employment Letter, by and between the registrant and Richard Donahue, effective as of March 14, 2024.	S-1	333-278172	10.10	March 22, 2024
10.11+	Offer Letter, by and between the registrant and David T. Shapiro, effective as of March 14, 2024.	S-1	333-278172	10.11	March 22, 2024
10.12+	Confirmatory Employment Letter, by and between the registrant and Amir El Tabib, effective as of March 14, 2024.	S-1	333-278172	10.12	March 22, 2024
10.13+	Confirmatory Employment Letter, by and between the registrant and Chris Riedy, effective as of February 3, 2025					X
10.14+	Confirmatory Employment Letter, by and between the registrant and Luke Swanson, effective as of March 15, 2024.	S-1	333-278172	10.14	March 22, 2024
10.15+	Change in Control and Severance Agreement between the registrant and Bryan Leach, effective as of September 22, 2021.	S-1	333-278172	10.15	March 22, 2024
10.16+	Change in Control and Severance Agreement between the registrant and Sunit Patel, effective as of March 19, 2024.	S-1	333-278172	10.16	March 22, 2024
10.17+	Change in Control and Severance Agreement between the registrant and Marisa Daspit, effective as of March 14, 2024.	S-1	333-278172	10.17	March 22, 2024
10.18+	Change in Control and Severance Agreement between the registrant and Rich Donahue, effective as of March 14, 2024.	S-1	333-278172	10.18	March 22, 2024
10.19+	Change in Control and Severance Agreement between the registrant and David T. Shapiro, effective as of February 11, 2024.	S-1	333-278172	10.19	March 22, 2024
10.20+	Change in Control and Severance Agreement between the registrant and Amir El Tabib, effective as of March 14, 2024.	S-1	333-278172	10.20	March 22, 2024
10.21+	Change in Control and Severance Agreement between the registrant and Chris Riedy, effective as of December 18, 2024.					X

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.22+	Change in Control and Severance Agreement between the registrant and Luke Swanson, effective as of October 6, 2021.	S-1	333-278172	10.22	March 22, 2024
10.23	Lease between the registrant, BOP 1801 California Street LLC, and BOP 1801 California Street II LLC, dated October 20, 2015.	S-1	333-278172	10.23	March 22, 2024
10.24	First Amendment of Lease between the registrant, BOP 1801 California Street LLC, and BOP 1801 California Street II LLC, dated June 28, 2017.	S-1	333-278172	10.24	March 22, 2024
10.25	Lease Agreement between the registrant and TR 16 Market Square Corp., dated November 17, 2024.					X
10.26
Credit Agreement, dated December 5, 2024, by and among, the registrant, as the borrower, Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, and the lenders and other parties named therein.
						X
10.27#	Performance Network & Digital Item-Level Rebates Program Agreement between the registrant and Walmart Inc., dated May 17, 2021.	S-1	333-278172	10.29	March 22, 2024
10.28	Form of Equity Exchange Right Agreement between the registrant, Bryan Leach and certain entities affiliated with Bryan Leach.	S-1	333-278172	10.30	March 22, 2024
10.29	Form of Share Exchange Agreement between the registrant, Bryan Leach and certain entities affiliated with Bryan Leach.	S-1	333-278172	10.31	March 22, 2024
10.30+	Form of Restricted Stock Unit Award Agreement between the registrant and Bryan Leach.	S-1/A	333-278172	10.32	April 08, 2024
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of the registrant.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
_______________
#    Certain confidential information contained in this exhibit has been omitted because it is both (i) not material; and (ii) the type that the Registrant treats as private or confidential.
+Indicates a management contract or compensatory plan.
^    This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBOTTA, INC.

Date:	February 26, 2025	By:	/s/ Bryan Leach
Bryan Leach
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bryan Leach, Sunit Patel, and Jared Chomko as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his or her capacity as a director and/or officer of Ibotta, Inc.) to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Leach	Founder, Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2025
Bryan Leach

/s/ Sunit Patel	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Sunit Patel

/s/ Jared Chomko	Vice President of Accounting (Principal Accounting Officer)	February 26, 2025
Jared Chomko

/s/ Stephen Bailey	Director	February 26, 2025
Stephen Bailey

/s/ Amanda Baldwin	Director	February 26, 2025
Amanda Baldwin

/s/ Amit N. Doshi	Director	February 26, 2025
Amit N. Doshi

/s/ Thomas D. Lehrman	Director	February 26, 2025
Thomas Lehrman

/s/ Valarie Sheppard	Director	February 26, 2025
Valarie Sheppard

/s/ Larry W. Sonsini	Director	February 26, 2025
Larry W. Sonsini