Form 10-Q
period 2025-03-31
Ibotta, Inc.
filed 2025-05-15
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had outstanding 25,310,349 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.

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
•our expectations regarding our Share Repurchase Program;
•the increased expenses associated with being a public company; and
•the impact of escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, the COVID-19 pandemic, or a similar public health threat, or the ongoing conflicts between Russia and Ukraine and Hamas and Israel, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe could materially adversely affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions described in the section titled, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events, or otherwise.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$297,125	$349,282
Restricted cash	408	408
Accounts receivable, less allowances of $4,086 and $3,765, respectively	206,159	220,883
Prepaid expenses and other current assets	24,294	11,168
Total current assets	527,986	581,741
Property and equipment, less accumulated depreciation of $10,035 and $9,675, respectively	4,441	1,951
Capitalized software development costs, less accumulated amortization of $19,537 and $18,087, respectively	17,573	16,201
Equity investment	4,531	4,531
Deferred tax assets, net	73,211	73,211
Operating lease assets	10,730	—
Other long-term assets	792	794
Total assets	$639,264	$678,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,303	$7,160
Due to third-party publishers	86,531	93,982
Deferred revenue	5,576	4,964
User redemption liability	72,481	74,006
Accrued expenses	15,133	17,965
Other current liabilities	5,480	6,088
Total current liabilities	196,504	204,165
Long-term liabilities:
Operating lease liabilities, long-term	24,510	—
Unrecognized tax benefits, long-term	16,974	16,981
Total liabilities	237,988	221,146
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 28,673,420 shares issued, and 26,314,183 shares outstanding as of March 31, 2025; 3,000,000,000 shares authorized, 28,332,671 shares issued, and 27,813,988 shares outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Additional paid-in capital	645,896	629,050
Treasury stock, at cost, 2,359,237 shares as of March 31, 2025 and 518,683 shares as of December 31, 2024	(104,729)	(31,321)
Accumulated deficit	(139,891)	(140,446)
Total stockholders' equity	401,276	457,283
Total liabilities and stockholders' equity	$639,264	$678,429
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$84,574	$82,327
Cost of revenue	17,092	10,515
Gross profit	67,482	71,812
Operating expenses:
Sales and marketing	29,858	28,129
Research and development	18,069	13,641
General and administrative	21,386	13,154
Depreciation and amortization	972	983
Total operating expenses	70,285	55,907
(Loss) income from operations	(2,803)	15,905
Interest income (expense), net	3,685	(1,805)
Other expense, net	(399)	(1,702)
Income before benefit from (provision for) income taxes	483	12,398
Benefit from (provision for) income taxes	72	(3,101)
Net income	$555	$9,297
Net income per share:
Basic	$0.02	$1.00
Diluted	$0.02	$0.33
Weighted average common shares outstanding:
Basic	30,779,430	9,310,928
Diluted	33,218,817	28,356,797
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	17,245,954	$—	9,207,337	$—	—	$—	$237,116	$(209,188)	$27,928
Net income	—	—	—	—	—	—	—	9,297	9,297
Exercise of stock options	—	—	187,777	—	—	—	1,799	—	1,799
Other	—	—	(3,000)		—	—	(91)	—	(91)
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	4,950	—	4,950
Release of restricted stock purchase shares from repurchase option	—	—	25,551	—	—	—	212	—	212
Balance, March 31, 2024	17,245,954	$—	9,417,665	$—	—	$—	$243,986	$(199,891)	$44,095

	Redeemable Convertible Preferred Stock		Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
Net income	—	—	—	—	—	—	—	555	555
Exercise of stock options	—	—	239,994	—	—	—	3,365	—	3,365
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	14,013	—	14,013
Release of restricted stock purchase shares from repurchase option	—	—	11,641	—	—	—	97	—	97
Repurchase of common stock	—	—	—	—	(1,840,554)	(73,408)	—	—	(73,408)
Issuance of common stock upon settlement of restricted stock units	—	—	107,613	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(18,499)	—	—	—	(629)	—	(629)
Balance, March 31, 2025	—	$—	31,810,844	$—	(2,359,237)	$(104,729)	$645,896	$(139,891)	$401,276
_____________
(1)Amounts combine the Company’s Class A common stock and Class B common stock. See Note 9 - Redeemable Convertible Preferred Stock and Stockholders’ Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of the establishment of the Company’s two series of common stock and the reclassification of its common stock into Class A common stock in connection with the Company’s initial public offering in April 2024.
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$555	$9,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,165	1,909
Impairment of capitalized software development costs	164	92
Stock-based compensation expense	11,591	1,814
Common stock warrant expense	2,161	3,031
Credit loss expense	418	81
Amortization of debt discount and issuance costs	38	826
Change in fair value of convertible notes derivative liability	—	1,700
Other	4	(3)
Changes in assets and liabilities:
Accounts receivable	14,311	19,925
Other current and long-term assets	(23,890)	(2,136)
Accounts payable	273	(1,214)
Due to third-party publishers	(7,451)	(5,632)
Accrued expenses	(3,559)	(10,197)
Deferred revenue	612	1,562
User redemption liability	(1,525)	(1,541)
Other current and long-term liabilities	23,993	(148)
Net cash provided by operating activities	19,860	19,366
Investing activities
Additions to property and equipment	(1,894)	(152)
Additions to capitalized software development costs	(3,074)	(2,315)
Net cash used in investing activities	(4,968)	(2,467)
Financing activities
Proceeds from exercise of stock options	3,360	1,799
Debt issuance costs	(2)	—
Deferred offering costs	—	(1,700)
Purchase of treasury stock	(69,778)	—
Taxes paid related to net share settlement of equity awards	(629)	—
Other financing activities	—	(90)
Net cash (used in) provided by financing activities	(67,049)	9
Net change in cash, cash equivalents, and restricted cash	(52,157)	16,908
Cash, cash equivalents, and restricted cash, beginning of period	349,690	62,591
Cash, cash equivalents, and restricted cash, end of period	$297,533	$79,499
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information
Interest paid	$21	$1,993
Supplemental disclosures of non-cash investing and financing activities
Deferred offering costs not yet paid	$—	$2,154
Stock-based compensation included in capitalized software development costs	$261	$105
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
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, which can be found in the Company’s Annual Report on Form 10-K. Certain prior year amounts have been reclassified to reflect to the current year presentation.
The condensed financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. These operating results are not necessarily indicative of the results that may be expected of the full year performance.
Other than those described below, there were no significant changes to the significant accounting policies from those that were disclosed in the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.
Emerging Growth Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
revenue and research and development expense, and the useful lives and impairment of long-lived assets. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the condensed financial statements are reasonable, based on information available at the time they are made. Actual results could differ materially from these estimates.
Segments
Operating segments are components of a company for which separate financial information is internally produced for regular use by the chief operating decision maker (CODM) to allocate resources and assess the performance of the business. Our CODM, the Chief Executive Officer, manages the Company’s operations as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses net income as reported in the condensed statements of operations to measure segment profit or loss, allocate resources, and assess performance, including in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or other investments. Significant segment expenses provided to the CODM are the same as those reported in the condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.
Restricted cash is pledged as security for a standby letter of credit for the Company’s office lease. Restricted cash is classified as current based on the expiration date of the lease.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets to the amounts reported in the condensed statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$297,125	$349,282
Restricted cash, current	408	408
Total cash, cash equivalents, and restricted cash	$297,533	$349,690
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
User Redemption Liability and Due to Third-Party Publishers
Consumers earn user awards by redeeming offers on both Ibotta’s D2C properties and our third-party publisher properties. The undistributed user awards earned by consumers on D2C properties are reflected in the user redemption liability in the condensed balance sheets. The user redemption liability is reduced as consumers cash out and through breakage (see Note 3 – User Redemption Liability Extinguishment). User awards earned by consumers on third-party publisher properties represent a payable reflected in the due to third-party publishers liability in the condensed balance sheets. The due to third-party publishers liability also includes revenue share payable to certain publishers.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The principal activities from which the Company generates revenue are as follows:
Redemption Revenue
The Company’s clients promote their products and services to consumers through cash back offers on the IPN, and the Company earns a fee per redemption. The Company recognizes revenue from redemption campaign clients as fees are earned, net of awards to consumers, as the Company acts as the agent to the Company's clients in the facilitation of the sale to the consumer. The Company may also charge fees to set up a redemption campaign which are deferred and recognized over the average duration of historical redemption campaigns.
Ad & Other Revenue
The Company’s clients may also run advertisements such as banners, tiles, newsletters, and feature placements on Ibotta D2C properties. Ad products are billed, and revenue is recognized, as the service is performed over the advertising period. The Company also offers a number of data products and services to clients, including data licensing and audience targeting. Some products and services are billed as a flat fee amount while others are billed based on usage. Data revenue is recognized as it is delivered.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While the application of this guidance will result in enhanced disclosures, it is not expected to have a significant impact on the Company’s financial statements.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which clarified the effective date of ASU No. 2024-03. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. While the application of this guidance will result in additional disclosure of expenses presented in the Company’s statements of operations, it is not expected to have a significant impact on the Company’s financial statements.
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
Consumers’ accounts that have no activity for six months are considered inactive and charged a $3.99 per month maintenance fee until the balance is reduced to zero or new activity ensues. Balances associated with accounts that are deactivated for violation of the Company’s terms of use are also recognized as breakage. The Company estimates breakage at the time of the user redemption and reduces the user redemption liability accordingly. Breakage estimates are made based on historical breakage patterns, and the preparation of estimates includes judgments of the applicability of historical patterns to current and future periods. Breakage is recorded in revenue related to funded awards, as an offset to sales and marketing expense related to self-funded awards, and as an offset to cost of revenue related to gift card purchases and sponsored user awards earned from watching an advertising video.
The Company’s breakage is recorded as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$2,338	$3,923
Cost of revenue	37	61
Sales and marketing	311	539
Total breakage	$2,686	$4,523
The user redemption liability was $72.5 million and $74.0 million as of March 31, 2025 and December 31, 2024, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued employee expenses	$8,952	$14,365
Other accrued expenses	6,181	3,600
Total accrued expenses	$15,133	$17,965

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
5. Long-Term Debt
The Company recorded interest expense of $2.8 million during the three months ended March 31, 2024, of which, $0.8 million was related to the amortization of the debt discount and issuance costs. Interest expense during the three months ended March 31, 2025 was immaterial.
Convertible Notes
Prior to the Company’s initial public offering (IPO) in April 2024, the Company had convertible unsecured subordinated promissory notes (notes or convertible notes) that included certain conversion provisions that qualified as embedded derivatives under ASC 815, Derivatives and Hedging. The qualifying features were collectively bifurcated from the debt host and recorded as a derivative liability in the condensed balance sheets with the offset recorded as a discount to the notes. The derivative liability was accounted for on a fair market value basis. Changes in fair value were recognized in other expense, net, in the condensed statements of operations. The debt discount was amortized to interest expense over the contractual term of the debt using the straight-line method which approximates the effective interest method. Refer to Note 6 – Fair Value Measurements for further discussion of the valuation of the derivative liability.
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
Loans under the 2024 Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a SOFR rate, plus an applicable margin (Base Rate Loan and Term SOFR Loan, respectively). The Base Rate is defined as a fluctuating rate of interest per annum equal to the highest of (1) the federal funds rate plus 0.50%, (2) Bank of America N.A.’s prime rate, and (3) Term SOFR plus 1.00%. The applicable margin is defined as a rate between 0.75% to 1.25% for Base Rate Loans and between 1.75% and 2.25% for Term SOFR Loans, depending on the Consolidated Net Leverage Ratio as defined in the 2024 Credit Facility. The 2024 Credit Facility bears a commitment fee ranging from 0.30% to 0.40% payable quarterly in arrears based on undrawn amounts.
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
As of March 31, 2025, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. Refer to Note 14 – Commitments and Contingencies for further discussion of the Company’s letters of credit.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$294,779	$294,779	$—	$—
Total	$294,779	$294,779	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$346,070	$346,070	$—	$—
Total	$346,070	$346,070	$—	$—
The Company’s cash equivalents are held in money market funds, which are measured using quoted prices for identical assets in active markets and are therefore classified as Level 1 in the fair value hierarchy.
Convertible Notes Derivative Liability
As discussed in Note 5 – Long-Term Debt, the convertible notes held prior to the IPO contained certain embedded features that were required to be bifurcated and recorded separately from the debt host as a derivative liability at fair value. The following table summarizes the activity related to the fair value of the convertible notes derivative liability (in thousands):

Three months ended March 31,
2024
Fair value at beginning of period	$25,400
Change in fair value	1,700
Fair value at end of period	$27,100
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
During the three months ended March 31, 2025 and 2024, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
7. Operating Leases
The Company’s leases primarily include office space for its corporate headquarters. Our current headquarters lease expires in October 2025, and in November 2024, we executed a noncancelable

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
operating lease for a new headquarters space that expires in February 2036. The new headquarters lease commenced during the three months ended March 31, 2025, and we recognized an initial long-term lease liability of $24.2 million, an operating lease asset of $11.0 million, and a lease incentive receivable of $13.2 million. The lease incentive receivable is the amount the landlord will reimburse the Company for certain leasehold improvements provided for under the lease agreement. The new lease includes options to extend through 2056 that we are not reasonably certain to exercise and are excluded from the lease term.
The components of lease cost were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$613	$269
Short-term lease cost	12	10
Variable lease cost	327	326
Total lease cost, net	$952	$605
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$485	$475
Right-of-use assets obtained in exchange for lease obligations	$10,951	$—
Supplemental balance sheet information related to operating leases was as follows (in thousands):

	Classification	March 31, 2025	December 31, 2024
Assets:
Right-of-use assets – current	Prepaid expenses and other current assets	$588	$831
Lease incentive receivable	Prepaid expenses and other current assets	13,437	—
Right-of-use assets – long-term	Operating lease assets	10,730	—
Total lease assets		$24,755	$831
Liabilities:
Operating lease liabilities – current	Other current liabilities	$1,091	$1,549
Operating lease liabilities – long-term	Operating lease liabilities, long-term	24,510	—
Total lease liabilities		$25,601	$1,549
The weighted average remaining lease term and discount rate were as follows:

March 31, 2025
Weighted average remaining lease term (in years)	10.5
Weighted average discount rate	6.64%

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Future maturities of lease liabilities as of March 31, 2025 are as follows:

Year ending December 31,	In thousands
Remainder of 2025	1,131
2026	1,997
2027	2,805
2028	3,581
2029	3,671
Thereafter	24,754
Total minimum lease payments	37,939
Less: imputed interest	12,338
Present value of lease liabilities	$25,601
8. Stockholders’ Equity
The Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Preferred Stock
As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of the Company’s Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of the Company’s Class B common stock is entitled to 20 votes per share and is convertible at any time into one share of the Company’s Class A common stock at the option of the holder.
The Company had shares of common stock reserved for issuance as follows:

	March 31, 2025	December 31, 2024
Stock options outstanding	2,957,487	3,279,483
Restricted stock units outstanding	1,905,268	1,043,621
Restricted stock purchase	—	11,641
Common stock warrant	4,121,034	4,121,034
Remaining shares reserved for future issuances under the 2024 Equity Incentive Plan	4,512,770	4,277,680
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	1,024,514	666,124
Total shares	14,521,073	13,399,583
Restricted Stock Purchase
On February 9, 2021, the Company granted an officer of the Company the right to purchase 408,824 shares of restricted common stock, and the officer exercised the purchase option at the grant date fair value of $8.30 per share, for a total exercise price of $3.4 million (restricted stock purchase). As

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
the restricted stock purchase contained a repurchase option for the Company, the exercise price was initially recognized as a deposit liability that is offset to additional paid-in capital as the repurchase option is released. One quarter of the shares were released from the Company’s repurchase option on the one-year anniversary of the grant, and one forty-eighth of the shares are released monthly for the 36 months thereafter.
As of March 31, 2025, the purchase price of $3.4 million had been released from the Company’s repurchase option and recorded to additional paid-in capital. As of December 31, 2024, $3.3 million had been released from the repurchase option and recorded to additional paid-in capital with the remainder of $0.1 million recorded in other current liabilities.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
The adjustment under the anti-dilution provision on April 22, 2024 represented a modification under ASC 718. The aggregate grant date fair value of the 592,457 additional shares granted under the anti-dilution provision was $37.2 million. The fair value was determined based on a Black-Scholes option pricing valuation model with the following assumptions:

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
In September 2023, the performance conditions required for vesting were deemed probable, and the Company began to recognize stock-based compensation expense. During the three months ended March 31, 2025 and 2024, we recognized stock-based compensation of $2.2 million and $3.0 million, respectively, in sales and marketing expense associated with the Walmart Warrant. All expense for the periods presented is related to the vesting of the service conditions.
Unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $27.9 million as of March 31, 2025. This amount is expected to be recognized over a weighted average period of 3.5 years.
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100 million of the Company’s Class A common stock (Share Repurchase Program). In March 2025, an additional $100 million was authorized under the program by the board of directors.
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
During the three months ended March 31, 2025, the Company repurchased 1,840,554 shares of its Class A common stock for an aggregate repurchase amount of $73.4 million. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the condensed balance sheets on a trade-date basis. As of March 31, 2025, $96.1 million remains available and authorized for repurchase under the Share Repurchase Program.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
9. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Redemption revenue	$73,399	$67,989
Ad & other revenue	11,175	14,338
Total revenue	$84,574	$82,327
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and cash back offers collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as consumers redeem offers over the term of the campaigns, net of the cash back offer, which generally occurs within 12 months. Deferred revenue was $5.6 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenue recognized	$2,845	$1,423
10. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of revenue	$657	$158
Sales and marketing(1)	5,129	3,622
Research and development	3,147	553
General and administrative	4,819	512
Total stock-based compensation expense	$13,752	$4,845
_______________
(1)Sales and marketing includes common stock warrant expense of $2.2 million and $3.0 million recognized during the three months ended March 31, 2025 and 2024, respectively. See Note 8 – Stockholders’ Equity.
The Company capitalized an immaterial amount of stock-based compensation expense to capitalized software development costs during the three months ended March 31, 2025 and 2024.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
awards to employees of the Company, including incentive stock options, nonqualified stock options, and RSUs.
Stock Options
A summary of option activity for the three months ended March 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	3,279,483	$15.49	6.5	$162,641
Exercised	(239,994)	14.02
Forfeited or expired	(82,002)	17.51
Options outstanding as of March 31, 2025	2,957,487	$15.55	6.1	$78,819
Options vested and exercisable as of March 31, 2025	2,268,274	$14.55	5.6	$62,711
During the three months ended March 31, 2025, no stock options were granted and the total intrinsic value of stock options exercised was $8.8 million. As of March 31, 2025, unrecognized stock-based compensation expense was $7.4 million for unvested stock options and is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units (RSUs)
A summary of RSU activity for the three months ended March 31, 2025 is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,043,621	$63.35
Granted	1,194,112	68.15
Vested	(107,613)	67.22
Forfeited or expired	(224,852)	67.82
Unvested and outstanding as of March 31, 2025	1,905,268	$65.61
As of March 31, 2025, unrecognized stock-based compensation expense was $105.6 million for unvested RSUs and is expected to be recognized over a weighted average period of 3.4 years.
CEO Performance-Based RSU

On April 17, 2024, the Company issued a performance-based RSU award to the CEO (CEO PRSU). The CEO PRSU awards a target number of RSUs to the CEO, totaling 125,216 RSUs, that become eligible to vest based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies in the Russell 2000 Index during the performance period from the grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. The award is subject to the CEO’s continued service to the Company, and the TSR condition is a market condition. In addition, the CEO PRSU is subject to acceleration upon a

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
change in control. During the three months ended March 31, 2025, we recognized $1.3 million of stock-based compensation expense related to the CEO PRSU.
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
Stock-based compensation expense recognized during the three months ended March 31, 2025 and unrecognized as of March 31, 2025 related to the ESPP were immaterial.
11. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three months ended March 31, 2025, the Company recorded an income tax benefit of $0.1 million, resulting in an effective tax rate of (15.0)%. The effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock based compensation, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits.
During the three months ended March 31, 2024 the Company recorded an income tax provision of $3.1 million, resulting in an effective tax rate of 25.0%. The effective tax rate differs from the U.S. federal statutory rate primarily due to the effects stock-based compensation and the impact of U.S. research and development credits.
The Internal Revenue Service (IRS) commenced an examination of our consolidated U.S. income tax return for 2021 in the second quarter of 2024. During the first quarter of 2025, the IRS completed this examination with no changes to the reported tax. However, the IRS has the ability to adjust the research and development credit claimed and net operating loss generated in 2021 when these carryforward tax attributes are utilized in future tax years.
12. Net Income Per Share
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical,

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
basic and diluted net income per share are the same for Class A common stock and Class B common stock.
Basic and diluted net income per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2025	2024
Numerator:
Net income	$555	$9,297
Denominator:
Weighted average shares of common stock outstanding, basic	30,779,430	9,310,928
Plus: dilutive effect of stock options	2,168,633	1,799,915
Plus: dilutive effect of RSUs	255,456	—
Plus: dilutive effect of redeemable convertible preferred stock	—	17,245,954
Plus: dilutive effect of ESPP	15,298	—
Weighted average common shares outstanding, diluted	33,218,817	28,356,797
Net income per share, basic	$0.02	$1.00
Net income per share, diluted	$0.02	$0.33
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net income per share because their effect would have been antidilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended March 31,
	2025	2024
Stock options	—	386,359
RSUs	1,090,115	304,472
Unvested shares of restricted stock purchase	—	88,295
Common stock warrant	4,121,034	3,528,577
Total shares excluded from diluted net income per share	5,211,149	4,307,703
Potentially dilutive common shares with respect to the convertible notes are not presented in the table above. The shares are excluded as of March 31, 2024 because no conditions required for conversion had occurred, and as of March 31, 2025 because the shares are included in the calculation of basic net income per share after converting into shares of the Company’s Class A common stock in connection with the IPO.
13. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the three months ended March 31, 2025 and 2024, the Company spent $0.9 million and $1.6 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini were $0.6 million as of March 31, 2025 and $0.4 million as of December 31, 2024.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
14. Commitments and Contingencies
Letter of Credit
As of March 31, 2025 and December 31, 2024, the Company had standby letters of credit in the aggregate amount of $1.4 million related to office space leases. The Company’s restricted cash is held to secure $0.4 million of the balance of the letters of credit, and the remainder is collateralized by our 2024 Credit Facility.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of March 31, 2025 and December 31, 2024, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of March 31, 2025, future minimum payments under these non-cancelable purchase obligations were as follows:

Fiscal Year	In thousands
Remainder of 2025	30,067
2026	38,227
2027	28,890
2028	24,461
2029	22,019
Thereafter	19,000
Total	$162,664
Legal Proceedings
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company's initial public offering. The complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and generally alleges that the defendants made materially false and misleading statements in the registration statement and prospectus that was filed in connection with the initial public offering. The action seeks unspecified damages and other relief. The Company believes the complaint is without merit and intends to defend the case vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Additionally, in the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. The Company is not aware of any pending legal proceedings that would reasonably be expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited annual financial statements and related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. This discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to clients through the Ibotta Performance Network (IPN). Through the IPN, we source digital promotions from our clients, primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar, a subsidiary of Dollar Tree, Inc. (Family Dollar), Maplebear, Inc. (Instacart), and DoorDash, Inc. (DoorDash, announced in January 2025 but not yet fully launched) among others, who are third-party publishers on the IPN and use our digital offers to power their loyalty programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, Ibotta D2C, which is part of the IPN). Within Ibotta D2C, we also partner with affiliate networks to allow consumers to earn cash back on a percentage of their total basket spend at certain retailers.
Impact of Macroeconomic Conditions
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts, changes in the labor market, or decreases in consumer spending power or confidence, could lower promotional budgets and result in a decline in client spending which could adversely affect the number of offer redemptions on our network.
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

Financial and Operational Highlights

	Three months ended March 31,
	2025	2024
	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	82,840	71,466
Redeemers(1)	17,089	12,487
Redemptions per redeemer(1)	4.8	5.7
Redemption revenue per redemption(1)	$0.89	$0.95
Revenue	$84,574	$82,327
Gross profit	$67,482	$71,812
Gross margin	80%	87%
Net income	$555	$9,297
Net income as a percent of revenue	1%	11%
Adjusted EBITDA(1)	$14,673	$22,659
Adjusted EBITDA margin(1)	17%	28%
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

	Three months ended March 31,
	2025	2024
	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	21,629	27,675
Third-party publisher redemptions	61,211	43,791
Total redemptions	82,840	71,466
Redeemers:
Direct-to-consumer redeemers	1,656	1,928
Third-party publisher redeemers	15,433	10,559
Total redeemers	17,089	12,487
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	13.1	14.4
Third-party publisher redemptions per redeemer	4.0	4.1
Total redemptions per redeemer	4.8	5.7
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.17	$1.19
Third-party publisher redemption revenue per redemption	0.79	0.80
Total redemption revenue per redemption	$0.89	$0.95

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
Ibotta D2C redemptions
For the three months ended March 31, 2025 compared to the same period in 2024, D2C redemptions were approximately 21.6 million and 27.7 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.

Third-party publisher redemptions
For the three months ended March 31, 2025 compared to the same period in 2024, third-party publisher redemptions were approximately 61.2 million and 43.8 million, respectively. This growth was primarily driven by the launch of Family Dollar in the second quarter of 2024, and Instacart in the fourth quarter of 2024, as well as the expansion of our existing third-party publishers.
Total redemptions
For the three months ended March 31, 2025 compared to the same period in 2024, total redemptions were 82.8 million and 71.5 million, respectively.
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
Ibotta D2C redeemers
For the three months ended March 31, 2025 compared to the same period in 2024, D2C redeemers were 1.7 million and 1.9 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redeemers
For the three months ended March 31, 2025 compared to the same period in 2024, third-party publisher redeemers were approximately 15.4 million and 10.6 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. This growth was primarily driven by the launch of Family Dollar in the second quarter of 2024, and Instacart in the fourth quarter of 2024, as well as the expansion of our existing third-party publishers.
Total redeemers
For the three months ended March 31, 2025 compared to the same period in 2024, total redeemers were approximately 17.1 million and 12.5 million, respectively.
Redemptions per redeemer
Redemptions per redeemer are the redemptions divided by the redeemers in that period. This metric is useful as redemptions per redeemer is an indication of our redeemers’ level of engagement with our platform. We aim to grow redemptions from our redeemers by expanding the breadth and depth of offers available and increasing engagement by continuing to improve the consumer experience. In general, redemptions per redeemer are driven by offer supply and the growth in offer supply relative to the growth in redeemers. For new redeemers, redemption frequency initially increases before stabilizing. Our D2C business caters to consumers who are focused on savings, irrespective of the retailer. Our third-party publisher business tends to reach consumers who may be more loyal to a specific retailer and are engaging with offers powered by Ibotta’s technology platform.

Ibotta D2C redemptions per redeemer
For the three months ended March 31, 2025 compared to the same period in 2024, D2C redemptions per redeemer were approximately 13.1 and 14.4, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions per redeemer
For the three months ended March 31, 2025 compared to the same period in 2024, third-party publisher redemptions per redeemer were approximately 4.0 and 4.1, respectively. The decrease was driven by the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions per redeemer
For the three months ended March 31, 2025 compared to the same period in 2024, total redemptions per redeemer were approximately 4.8 and 5.7, respectively.
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
Ibotta D2C redemption revenue per redemption
For the three months ended March 31, 2025 compared to the same period in 2024, D2C redemption revenue per redemption was $1.17 and $1.19, respectively. This change was driven primarily by offer mix.
Third-party publisher redemption revenue per redemption
For the three months ended March 31, 2025 compared to the same period in 2024, third-party publisher redemption revenue per redemption was $0.79 and $0.80, respectively. This change was driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended March 31, 2025 compared to the same period in 2024, total redemption revenue per redemption was $0.89 and $0.95, respectively.

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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income, adjusted to exclude interest (income) expense, net, depreciation and amortization expense, stock-based compensation expense, change in fair value of derivative, restructuring charges, (benefit from) provision for income taxes, and other expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
Adjusted EBITDA and Adjusted EBITDA margin are used by our management team as additional measures of our performance for purposes of business decision-making, including managing expenditures and developing budgets. Period-over-period comparisons of Adjusted EBITDA and Adjusted EBITDA margin help our management team identify additional trends in our financial results that may not be shown solely by comparisons of net income and net income as a percentage of revenue, respectively. In addition, we may use Adjusted EBITDA and Adjusted EBITDA margin in the incentive compensation programs applicable to some of our employees in order to evaluate our performance.

The following table provides a reconciliation of net income to Adjusted EBITDA and net income as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Three months ended March 31,
	2025	2024
Net income	$555	$9,297
Add (deduct):
Interest (income) expense, net	(3,685)	1,805
Depreciation and amortization (1)	2,165	1,909
Stock-based compensation (2)	13,752	4,845
Change in fair value of derivative	—	1,700
Restructuring charges	1,559	—
(Benefit from) provision for income taxes	(72)	3,101
Other expense, net (3)	399	2
Adjusted EBITDA	$14,673	$22,659
Revenue	$84,574	$82,327
Net income as a percent of revenue	1%	11%
Adjusted EBITDA margin	17%	28%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended March 31, 2025 and 2024 was $1.2 million and $0.9 million, respectively.
(2)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of revenue	$657	$158
Sales and marketing	5,129	3,622
Research and development	3,147	553
General and administrative	4,819	512
Total stock-based compensation	$13,752	$4,845
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
Cost of revenue
Cost of revenue consists primarily of revenue share with third-party publishers, personnel-related costs attributable to personnel in our engineering department who maintain our platform, data hosting costs, amortization of platform-related software development costs, certain user award costs net of breakage, software licensing costs, and processing fees. Personnel-related costs include salaries, stock-

based compensation, benefits, and bonuses. User award costs net of breakage recorded in cost of revenue are associated with awards earned from gift card purchases and sponsored user awards earned from watching an advertising video. Breakage represents the undistributed earnings of D2C consumers that is not expected to be cashed out due to inactivity. User award costs also include user awards that are cashed out and subsequently identified as violating our terms of use.
We expect cost of revenue to increase as we continue to invest in our infrastructure and acquire new publishers and clients.
Operating expenses
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, self-funded user awards, net of the related breakage, B2B marketing, media spend, common stock warrant expense, software licensing costs, public relations, and market research. Personnel-related costs include salaries, stock-based compensation, bonuses, benefits, taxes, restructuring charges, and travel. Self-funded user awards are awards related to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy.
We expect sales and marketing expenses to decrease as a percentage of total revenue over time due to growth in revenue from third-party publishers, although they may fluctuate as a percentage of total revenue from period to period.
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, impairment of capitalized software development costs, and professional fees. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, restructuring charges, bonuses, and travel. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred in research and development expenses. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development expenses to increase as we focus on further improvements to, and maintenance of, our platform. However, they may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, professional fees for external legal, accounting and other consulting services, software licensing costs, facilities costs, corporate insurance, company events, bad debt, and taxes and licenses. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, bonuses, recruiting fees, restructuring charges, and travel.
We expect to increase the size of our general and administrative function to support the growth of our business, including increased facilities costs, and expect to continue to incur additional expenses as a result of operating as a public company. In addition, as a public company, we expect to continue to incur increased expenses such as insurance, investor relations, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase. However, they may fluctuate as a percentage of total revenue from period to period.

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
Other expense, net
Other expense, net consists of gains and losses on the convertible notes derivative liability, penalties, and gains and losses on the disposal of assets.
Benefit from (provision for) income taxes
The benefit from (provision for) income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business, with the exception of the fourth quarter of 2024 when we released our valuation allowance on our deferred tax assets.

Results of Operations
The following tables set forth our results of operations in dollars for each of the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$84,574	$82,327
Cost of revenue(1)	17,092	10,515
Gross profit	67,482	71,812
Operating expenses(1):
Sales and marketing	29,858	28,129
Research and development	18,069	13,641
General and administrative	21,386	13,154
Depreciation and amortization	972	983
Total operating expenses	70,285	55,907
(Loss) income from operations	(2,803)	15,905
Interest income (expense), net	3,685	(1,805)
Other expense, net	(399)	(1,702)
Income before benefit from (provision for) income taxes	483	12,398
Benefit from (provision for) income taxes	72	(3,101)
Net income	$555	$9,297
_______________
(1)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of revenue	$657	$158
Sales and marketing	5,129	3,622
Research and development	3,147	553
General and administrative	4,819	512
Total stock-based compensation	$13,752	$4,845

Comparison of the three months ended March 31, 2025 and 2024
Revenue

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$25,204	$32,982	$(7,778)	(24)%
Ad & other revenue	11,175	14,338	(3,163)	(22)%
Total direct-to-consumer revenue	36,379	47,320	(10,941)	(23)%
Third-party publishers revenue
Redemption revenue	48,195	35,007	13,188	38%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	48,195	35,007	13,188	38%
Total
Redemption revenue	73,399	67,989	5,410	8%
Ad & other revenue	11,175	14,338	(3,163)	(22)%
Total revenue	$84,574	$82,327	$2,247	3%
Total redemption revenue increased $5.4 million, or 8%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to a $13.2 million increase in revenue from third-party publishers, partially offset by a $7.8 million decrease in revenue from the Ibotta D2C properties. The increase in revenue from third-party publishers was primarily driven by the launch of Family Dollar in the second quarter of 2024, Instacart in the fourth quarter of 2024, and the expansion of our existing third-party publishers. The decrease in D2C redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each D2C redeemer.
Ad & other revenue decreased $3.2 million, or 22%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, consistent with the decrease in D2C redemption revenue.
Cost of revenue

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$17,092	$10,515	$6,577	63%
Cost of revenue increased $6.6 million, or 63%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due primarily to the addition of new publishers.

Sales and marketing

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$29,858	$28,129	$1,729	6%
Sales and marketing increased $1.7 million, or 6%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to increases of $1.5 million in stock-based compensation expense and $1.9 million in other personnel-related costs, partially offset by a $1.9 million decrease in media spend. The increase in stock-based compensation was comprised of a $2.3 million increase related to equity awards for which expense recognition commenced after the IPO, partially offset by a $0.9 million decrease related to the Walmart Warrant. The increase in other personnel-related costs was driven by $0.6 million of restructuring charges incurred in February 2025 with the remainder from increased average headcount and average salary. The decrease in media spend resulted from a shift in marketing strategy.
Research and development

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$18,069	$13,641	$4,428	32%
Research and development increased $4.4 million, or 32%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to increases of $2.6 million in stock-based compensation expense and $1.8 million in other personnel-related costs. The increase in stock-based compensation expense was comprised of a $3.3 million increase related to equity awards for which expense recognition commenced after the IPO, partially offset by a $0.7 million decrease related to a higher allocation of personnel costs to cost of revenue. The increase in other personnel-related costs was driven by $0.7 million of restructuring charges incurred in February 2025 with the remainder from increased average headcount.
General and administrative

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$21,386	$13,154	$8,232	63%
General and administrative increased $8.2 million, or 63%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to increases of $4.3 million in stock-based compensation expense, $1.2 million in ongoing public company costs, $1.0 million in other personnel-related costs, $0.7 million related to the timing of the Company’s annual town hall, $0.4 million in facilities costs due to the commencement of a new office space lease in the first quarter of 2025, and $0.3 million in bad debt expense. The increase in stock-based compensation expense was comprised of a $6.0 million increase related to equity awards for which expense recognition commenced upon IPO, partially offset by a $1.6 million decrease from the reversal of previously recognized stock-based compensation expense for unvested equity awards related to the departure of the Company’s chief financial officer in March 2025. The increase in other personnel-related costs was driven by $0.3 million of restructuring charges incurred in February 2025 with the remainder from increased average salary, offset by decreased average headcount.
Depreciation and amortization

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Depreciation and amortization	$972	$983	$(11)	(1)%
Depreciation and amortization did not change meaningfully during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Interest income (expense), net	$3,685	$(1,805)	$5,490	304%
Interest income (expense), net, increased $5.5 million, or 304%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to an increase in interest earned on cash and cash equivalents driven largely by the IPO proceeds and a decrease in interest expense resulting from the extinguishment of the convertible notes.
Other expense, net

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Other expense, net	$399	$1,702	$(1,303)	(77)%
Other expense, net, decreased $1.3 million, or 77%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $1.7 million decrease in the loss on the convertible notes derivative liability, which was settled in connection with the IPO.
Benefit from (provision for) income taxes

	Three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Benefit from (provision for) income taxes	$72	$(3,101)	$3,173	102%

Benefit from (provision for) income taxes increased $3.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower pre-tax book income and the impact of non-deductible items, including certain executive compensation costs and the tax expenses related to uncertain tax positions. These increases are partially offset by the benefit of research and development tax credits.

Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity included $297.5 million of cash, cash equivalents, and restricted cash and $99.0 million of available capacity under a revolving line of credit.
Our primary cash needs are for personnel-related expenses, sales and marketing expenses, user award and revenue share payables, data hosting costs, and software licensing costs. We believe our existing liquidity and cash flows from operating activities will be sufficient to meet our projected operating and capital requirements for at least the next 12 months.
Our future cash requirements will depend on many factors, including our pace of growth, the timing and extent of spend to support research and development efforts, the timing of cash collected from clients, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, the continuing market acceptance of the platform, and the volume and timing of our share repurchases. As a result of these and other factors, we may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Further, our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. If we are unable to raise additional capital when desired, our business, financial condition, results of operations, and prospects would be adversely affected.
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of March 31, 2025, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding credit agreements, see Note 5 - Long-Term Debt to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of March 31, 2025 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. However, the exercisability of a portion of the Walmart Warrant is subject to certain performance conditions and forfeiture features, and we cannot make assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 8 - Stockholders' Equity to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100 million of the Company’s Class A common stock (Share Repurchase Program). In March 2025, an additional $100 million was authorized under the program by the board of directors.
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
During the three months ended March 31, 2025, Company repurchased 1,840,554 shares of its Class A common stock for an aggregate repurchase amount of $73.4 million. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the condensed balance sheets on a trade-date basis. As of March 31, 2025, $96.1 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$19,860	$19,366
Net cash used in investing activities	(4,968)	(2,467)
Net cash (used in) provided by financing activities	(67,049)	9
Net change in cash, cash equivalents, and restricted cash	$(52,157)	$16,908
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
Net cash provided by operating activities increased $0.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was a result of a $2.1 million increase in net cash inflows from changes in operating assets and liabilities, offset by an $8.7 million decrease in net income adjusted for a $7.1 million increase in non-cash charges. Non-cash charges increased as a result of the IPO, primarily from accelerated stock-based compensation, partially offset by decreases from the extinguishment of the convertible notes.
The increase in net cash inflows from changes in operating assets and liabilities was primarily due to cash inflows of $6.6 million from accrued expenses and $2.5 million from prepaid expenses. The change in accrued expenses was primarily driven by higher accrued employee expenses as of December 31, 2023 compared to December 31, 2024, paid in the first quarter of the following year, and the timing of gift card purchases. These cash inflows were partially offset by cash outflows of $5.6 million from accounts receivable driven by increased gross billings and $1.8 million from liabilities due to third-party publishers.
Investing Activities
Net cash used in investing activities increased $2.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by a $1.7 million increase in additions to property and equipment driven by leasehold improvements for our new corporate headquarters and a $0.8 million increase in additions to capitalized software development costs.

Financing Activities
Net cash used in financing activities increased $67.1 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by increases of $69.8 million in purchases of treasury stock and $0.6 million in taxes paid related to the net share settlement of equity awards, offset by a $1.7 million decrease in deferred offering costs and a $1.6 million increase in proceeds from the exercise of stock options.
Material Cash Requirements
Operating leases
Our operating lease commitments primarily include our corporate office space. As of March 31, 2025, we had noncancellable lease obligations of $37.9 million, of which $1.3 million is payable within 12 months and the remainder thereafter. For additional discussion on our operating leases, refer to Note 7 - Operating Leases to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments with primarily software as a service providers and marketing vendors in the ordinary course of business. As of March 31, 2025, we had fixed noncancellable purchase obligations of $162.7 million, of which $41.7 million is payable within 12 months and the remainder thereafter. For additional discussion on these contractual commitments, refer to Note 14 - Commitments and Contingencies to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and our floating rate debt. As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $297.5 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as of March 31, 2025.
Our line of credit bears interest at floating rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of March 31, 2025, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, results of operations, or prospects.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosures controls were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings arising from activities in the normal course of business. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Given the unpredictable nature of litigation, an unfavorable resolution of one or more such matters could in the future materially adversely affect our business, financial condition, and results of operations in a particular period; however, based on the information known by us as of the date of this filing, any such amount is either not material or it is not possible to provide an estimated amount of any such potential loss. Defending any legal proceeding is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. The complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act and generally alleges that the defendants made materially false and misleading statements in the registration statement and prospectus that was filed in connection with the initial public offering. The action seeks unspecified damages and other relief. We believe the complaint is without merit and intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
The information set forth in Note 14 - Commitments and Contingencies to the Notes to Condensed Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information included in this Quarterly Report on Form 10-Q, including the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock.
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
•We have adopted a Share Repurchase Program to purchase up to an aggregate of $200 million of the Company’s Class A common stock; however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
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
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of March 31, 2025, we had an accumulated deficit of $139.9 million. We expect our costs will increase over time as we expect to invest significant additional funds towards growing our business and operating as a public company. See the risk factor below titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores LLC (Family Dollar), Maplebear Inc. (Instacart), and DoorDash, Inc. (DoorDash, announced in January 2025 but not yet fully launched). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to form new partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Both our redeemers and their level of redemptions are critical to our success. During the three months ended March 31, 2025, total redeemers were approximately 17.1 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have in the past experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2024, we did not secure enough offer supply from CPG brands relative to the growth of redeemers across our network. As a result, our redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network or if we do not do so to a greater extent than our competitors, publishers, CPG brands, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
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
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the three months ended March 31, 2025, our revenue was $84.6 million. There can be no assurances that our revenue will grow at current rates and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods.
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
•the impact of worldwide economic conditions, including inflation, rising interest rates, changes in U.S. government policies, supply chain disruptions, geopolitical events, such as escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico,

China, Canada, and other countries, the conflicts involving Russia and Ukraine and Hamas and Israel, and the resulting effect on consumer spending and consumer confidence;
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
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, downturns that could result in store closures, publisher or retail failures, our clients having lower promotional budgets, or decreases in consumer spending power or confidence, have in the past and could in the future result in a decline in client spending, which could materially adversely affect the number of offer redemptions on our network.
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
We have experienced growth in our business and we anticipate continuing to experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to 798 as of March 31, 2025 (following a reduction in force in February 2025). This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
We have a senior secured revolving loan facility in place with Bank of America, N.A. Our revolving loan facility includes a number of covenants that limit our ability to, among other things, incur additional indebtedness, incur liens on our assets, engage in consolidations, amalgamations, mergers, liquidations, dissolutions, or dispositions, sell or otherwise dispose of our assets, pay dividends or distributions on, or make repurchases or redemptions of, our capital stock, acquire other businesses (by way of asset purchase, stock purchase, or otherwise), or make loans, capital contributions, or other investments. The revolving loan facility also includes two financial covenants. In general, these financial covenants require us to maintain, (i) an EBITDA to interest ratio of 3.0:1.0 or greater; and (ii) an indebtedness to EBITDA ratio of 3.0:1.0 or less. The terms of our revolving loan facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
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
We are and may become involved in litigation that could materially adversely affect us.
Because of fluctuations in our stock price, we have been, and may in the future become, subject to securities litigation. The current securities litigation against us and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business, which could materially adversely affect our business, financial condition, results of operations, and prospects. See Item 1 “Legal Proceedings” and Note 14, “Commitments and Contingencies,” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the putative securities class action complaint filed against us on April 17, 2025.
In addition, from time to time, we are involved in legal proceedings relating to matters including patent, copyright, commercial, product liability, consumer protection, employment, class action, whistleblower, and other litigation, in addition to governmental and other regulatory investigations and proceedings. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses. Although we have insurance that may provide coverage for some kinds of claims we may face, that insurance may not cover some kinds of claims or types of relief and may not be adequate in a particular case. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
An increase in interest rates could materially adversely impact our business.
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, and each of the lenders and other parties from time to time party thereto (Credit Agreement). This Credit Agreement replaces the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (2021 Credit Facility). The Credit Agreement, which matures on December 5, 2029, provides us with revolving commitments in an aggregate principal amount of $100 million, a letter of credit sub-facility of up to $10 million, and a swingline loan sub-facility of up to $10 million. Loans drawn under the Credit Agreement will bear interest while outstanding. The interest rate will be at a variable rate equal to (i) at our option, Term SOFR (as defined in the Credit Agreement) or Base Rate (as defined in the Credit Agreement) plus (ii) an applicable margin. The applicable margin ranges from (x) 1.75% to 2.25% for loans based on Term SOFR and (y) 0.75% to 1.25% for loans based on Base Rate. Per the terms of the Credit Agreement, each quarter, we will also pay a commitment fee ranging from 0.30% to 0.40% of undrawn amounts of the revolving commitment. Applicable margin and the commitment fee will be based on our indebtedness to EBITDA ratio. As this ratio lowers, our applicable margin and commitment fee also lowers.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of March 31, 2025, Mr. Leach and entities affiliated with Mr. Leach held approximately 70.5% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2025, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 78.5% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
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
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders and other stock indices may take similar action. Under this policy, the dual class structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. As a result, the trading price of our Class A common stock could be materially adversely affected. These policies may depress valuations of public companies excluded from such indices, as compared to similar companies that are included.
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
Although our board of directors has authorized the Share Repurchase Program to purchase up to an aggregate of $200 million of the Company’s Class A common stock, the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. If we fail to meet any expectations related to stock repurchases, the market price of our Class A common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock market price at a given point in time. In addition, the United States enacted the Inflation Reduction Act in 2022, which implements, among other changes, a 1% excise tax on certain stock repurchases, which may increase the costs associated with repurchasing shares of our common stock.
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
The following table summarizes share repurchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 to January 31, 2025	—	$—	—	$68,762
February 1, 2025 to February 28, 2025	—	$—	—	$68,762
March 1, 2025 to March 31, 2025	1,840,554	$39.47	1,840,554	$96,109
	1,840,554		1,840,554
______________
(1)On August 22, 2024, the Company announced that the Board of Directors approved a share repurchase program with authorization to purchase up to an aggregate of $100 million of Class A common stock (Share Repurchase Program). On March 12, 2025, the Company announced that the Board approved an increase to the amount authorized under the Share Repurchase Program by up to an additional aggregate of $100 million. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The Share Repurchase Program has no expiration date.
(2)Excludes other costs such as broker commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2025, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On March 5, 2025, Luke Swanson, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 252,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 5, 2026, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended March 31, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1+	Offer Letter for Valarie Sheppard, dated as of March 27, 2025	8-K/A	001-42018	10.1	March 31, 2025
10.2+	Consulting Agreement, by and between the registrant and Sunit Patel, effective as of April 1, 2025					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
_______________
+Indicates a management contract or compensatory plan.
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

IBOTTA, INC.

Date:	May 14, 2025	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 14, 2025	By:	/s/ Valarie Sheppard
Valarie Sheppard
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2025	By:	/s/ Jared Chomko
Jared Chomko
Vice President, Accounting
(Principal Accounting Officer)