Form 10-Q
period 2025-06-30
Ibotta, Inc.
filed 2025-08-13
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had outstanding 25,261,362 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.

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
•the need to hire, attract, and retain highly skilled technology, sales, and other personnel;
•our ability to obtain additional capital and maintain cash flow or obtain adequate financing or financing on terms satisfactory to us;
•our expectations that we will not rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange;
•our expectations regarding our Share Repurchase Program;
•the increased expenses associated with being a public company; and
•the impact of regulatory and economic uncertainty, escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, public health threats, or the ongoing conflicts between Russia and Ukraine and Hamas and Israel, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,549	$349,282
Restricted cash	58	408
Accounts receivable, less allowances of $4,846 and $3,765, respectively	208,976	220,883
Prepaid expenses and other current assets	23,064	11,168
Total current assets	482,647	581,741
Property and equipment, less accumulated depreciation of $10,168 and $9,675, respectively	9,044	1,951
Capitalized software development costs, less accumulated amortization of $20,541 and $18,087, respectively	19,054	16,201
Equity investment	4,531	4,531
Deferred tax assets, net	74,407	73,211
Operating lease assets	10,357	—
Other long-term assets	738	794
Total assets	$600,778	$678,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,596	$7,160
Due to third-party publishers	94,713	93,982
Deferred revenue	5,148	4,964
User redemption liability	70,922	74,006
Accrued expenses	17,831	17,965
Other current liabilities	4,823	6,088
Total current liabilities	204,033	204,165
Long-term liabilities:
Operating lease liabilities, long-term	24,923	—
Unrecognized tax benefits, long-term	17,694	16,981
Total liabilities	246,650	221,146
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 29,047,774 shares issued, and 25,240,164 shares outstanding as of June 30, 2025; 3,000,000,000 shares authorized, 28,332,671 shares issued, and 27,813,988 shares outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	664,427	629,050
Treasury stock, at cost, 3,807,610 shares as of June 30, 2025 and 518,683 shares as of December 31, 2024	(172,898)	(31,321)
Accumulated deficit	(137,401)	(140,446)
Total stockholders' equity	354,128	457,283
Total liabilities and stockholders' equity	$600,778	$678,429
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$86,029	$87,926	$170,603	$170,253
Cost of revenue	17,925	12,283	35,017	22,798
Gross profit	68,104	75,643	135,586	147,455
Operating expenses:
Sales and marketing	28,809	50,018	58,667	78,147
Research and development	14,745	17,526	32,814	31,167
General and administrative	22,264	28,708	43,650	41,862
Depreciation and amortization	1,048	1,048	2,020	2,031
Total operating expenses	66,866	97,300	137,151	153,207
Income (loss) from operations	1,238	(21,657)	(1,565)	(5,752)
Interest income, net	2,636	2,672	6,321	867
Loss on debt extinguishment	—	(9,630)	—	(9,630)
Other expense, net	(6)	(1,414)	(405)	(3,116)
Income (loss) before provision for income taxes	3,868	(30,029)	4,351	(17,631)
Provision for income taxes	(1,378)	(3,937)	(1,306)	(7,038)
Net income (loss)	$2,490	$(33,966)	$3,045	$(24,669)
Net income (loss) per share:
Basic	$0.09	$(1.32)	$0.10	$(1.41)
Diluted	$0.08	$(1.32)	$0.10	$(1.41)
Weighted average common shares outstanding:
Basic	28,479,977	25,659,465	29,623,352	17,484,092
Diluted	30,433,519	25,659,465	31,819,817	17,484,092
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
_____________
(1)Subsequent to the Company’s initial public offering in April 2024, amounts combine the Company’s common stock Class A common stock and Class B common stock. See Note 9 - Redeemable Convertible Preferred Stock and Stockholders’ Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of the establishment of the Company’s two series of common stock and the reclassification of its common stock into Class A common stock.
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, CONT.
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
Net income	—	—	—	—	—	—	—	555	555
Exercise of stock options	—	—	239,994	—	—	—	3,365	—	3,365
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	14,013	—	14,013
Release of restricted stock purchase shares from repurchase option	—	—	11,641	—	—	—	97	—	97
Repurchase of common stock	—	—	—	—	(1,840,554)	(73,408)	—	—	(73,408)
Issuance of common stock upon settlement of restricted stock units	—	—	107,613	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(18,499)	—	—	—	(629)	—	(629)
Balance, March 31, 2025	—	$—	31,810,844	$—	(2,359,237)	$(104,729)	$645,896	$(139,891)	$401,276
Net income	—	—	—	—	—	—	—	2,490	2,490
Exercise of stock options	—	—	226,030	—	—	—	4,002	—	4,002
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	13,909	—	13,909
Repurchase of common stock	—	—	—	—	(1,448,373)	(68,169)	—	—	(68,169)
Issuance of common stock upon settlement of restricted stock units	—	—	137,135	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(28,579)	—	—	—	(1,416)	—	(1,416)
Issuance of common stock under employee stock purchase plan	—	—	39,768	—	—	—	2,036	—	2,036
Balance, June 30, 2025	—	—	32,185,198	$—	(3,807,610)	$(172,898)	$664,427	$(137,401)	$354,128
_____________
(1)Subsequent to the Company’s initial public offering in April 2024, amounts combine the Company’s Class A common stock and Class B common stock. See Note 9 - Redeemable Convertible Preferred Stock and Stockholders’ Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of the establishment of the Company’s two series of common stock and the reclassification of its common stock into Class A common stock.
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Operating activities
Net income (loss)	$3,045	$(24,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,610	4,023
Impairment of capitalized software development costs	241	366
Stock-based compensation expense	23,049	24,802
Common stock warrant expense	4,345	24,860
Credit loss expense	1,454	681
Loss on extinguishment of debt	—	9,630
Amortization of debt discount and issuance costs	75	1,029
Change in fair value of convertible notes derivative liability	—	3,085
Other	10	23
Changes in assets and liabilities:
Accounts receivable	10,463	16,741
Other current and long-term assets	(23,467)	(1,603)
Accounts payable	1,126	(2,917)
Due to third-party publishers	731	7,387
Accrued expenses	(1,535)	(7,787)
Deferred revenue	184	203
User redemption liability	(3,084)	(3,487)
Other current and long-term liabilities	24,468	2,019
Net cash provided by operating activities	45,715	54,386
Investing activities
Additions to property and equipment	(5,520)	(353)
Additions to capitalized software development costs	(6,448)	(4,436)
Net cash used in investing activities	(11,968)	(4,789)
Financing activities
Proceeds from exercise of stock options	7,357	4,706
Debt issuance costs	(2)	—
Proceeds from initial public offering, net	—	206,692
Deferred offering costs	—	(5,637)
Purchase of treasury stock	(140,176)	—
Taxes paid related to net share settlement of equity awards	(2,045)	—
Proceeds from employee stock purchase plan	2,036	—
Other financing activities	—	(91)
Net cash (used in) provided by financing activities	(132,830)	205,670
Net change in cash, cash equivalents, and restricted cash	(99,083)	255,267
Cash, cash equivalents, and restricted cash, beginning of period	349,690	62,591
Cash, cash equivalents, and restricted cash, end of period	$250,607	$317,858
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Supplemental disclosures of cash flow information
Interest paid	$96	$2,497
Income taxes paid	$4,090	$4,968
Supplemental disclosures of non-cash investing and financing activities
Deferred offering costs not yet paid	$—	$400
Stock-based compensation included in capitalized software development costs	$528	$201
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
Emerging Growth Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company may elect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We expect to lose emerging growth company status on December 31, 2025.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets to the amounts reported in the condensed statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$250,549	$349,282
Restricted cash, current	58	408
Total cash, cash equivalents, and restricted cash	$250,607	$349,690
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
The Company’s breakage is recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$2,309	$3,707	$4,647	$7,630
Cost of revenue	40	54	77	115
Sales and marketing	323	478	634	1,017
Total breakage	$2,672	$4,239	$5,358	$8,762
The user redemption liability was $70.9 million and $74.0 million as of June 30, 2025 and December 31, 2024, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued employee expenses	$11,384	$14,365
Other accrued expenses	6,447	3,600
Total accrued expenses	$17,831	$17,965

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
5. Long-Term Debt
The Company recorded interest expense of $0.7 million during the three months ended June 30, 2024, of which, $0.2 million was related to the amortization of the debt discount and issuance costs. The Company recorded interest expense of $3.5 million during the six months ended June 30, 2024, of which, $1.0 million was related to the amortization of the debt discount and issuance costs. Interest expense during the three and six months ended June 30, 2025 was immaterial.
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
Concurrently upon the closing of the IPO, the convertible notes automatically converted into shares of the Company’s Class A common stock. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $9.6 million loss on extinguishment. Prior to the extinguishment, during the three and six months ended June 30, 2024, losses of $1.4 million and $3.1 million, respectively, were recognized from the change in fair value of the embedded derivative liability.
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
As of June 30, 2025, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
space lease. Refer to Note 14 – Commitments and Contingencies for further discussion of the Company’s letters of credit.
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$247,651	$247,651	$—	$—
Total	$247,651	$247,651	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$346,070	$346,070	$—	$—
Total	$346,070	$346,070	$—	$—
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
During the three and six months ended June 30, 2025 and 2024, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
7. Operating Leases
The Company’s leases primarily include office space for its corporate headquarters. Our current headquarters lease expires in October 2025, and in November 2024, we executed a noncancelable operating lease for a new headquarters space that expires in February 2036. The new headquarters lease commenced during the six months ended June 30, 2025, and we recognized an initial long-term lease liability of $24.2 million, an operating lease asset of $11.0 million, and a lease incentive receivable of $13.2 million. The lease incentive receivable is the amount for which the landlord will reimburse the Company for certain leasehold improvements provided for under the lease agreement. The new lease includes options to extend through 2056 that we are not reasonably certain to exercise and are excluded from the lease term.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
The components of lease cost were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$784	$270	$1,397	$539
Short-term lease cost	27	10	39	20
Variable lease cost	207	302	534	628
Total lease cost, net	$1,018	$582	$1,970	$1,187
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$970	$951
Right-of-use assets obtained in exchange for lease obligations	$10,951	$—
Supplemental balance sheet information related to operating leases was as follows (in thousands):

	Classification	June 30, 2025	December 31, 2024
Assets:
Right-of-use assets – current	Prepaid expenses and other current assets	$340	$831
Lease incentive receivable	Prepaid expenses and other current assets	11,708	—
Right-of-use assets – long-term	Operating lease assets	10,357	—
Total lease assets		$22,405	$831
Liabilities:
Operating lease liabilities – current	Other current liabilities	$627	$1,549
Operating lease liabilities – long-term	Operating lease liabilities, long-term	24,923	—
Total lease liabilities		$25,550	$1,549
The weighted average remaining lease term and discount rate were as follows:

June 30, 2025
Weighted average remaining lease term (in years)	10.4
Weighted average discount rate	6.66%

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Future maturities of lease liabilities as of June 30, 2025 are as follows:

Year ending December 31,	In thousands
Remainder of 2025	$646
2026	1,997
2027	2,805
2028	3,581
2029	3,671
Thereafter	24,754
Total minimum lease payments	37,454
Less: imputed interest	11,904
Present value of lease liabilities	$25,550
8. Stockholders’ Equity
The Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Preferred Stock
As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
The Company had shares of common stock reserved for issuance as follows:

	June 30, 2025	December 31, 2024
Stock options outstanding	2,701,181	3,279,483
Restricted stock units outstanding	2,090,643	1,043,621
Restricted stock purchase	—	11,641
Common stock warrant	4,121,034	4,121,034
Remaining shares reserved for future issuances under the 2024 Equity Incentive Plan	4,692,837	4,277,680
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	984,746	666,124
Total shares	14,590,441	13,399,583
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
As of June 30, 2025, the purchase price of $3.4 million had been released from the Company’s repurchase option and recorded to additional paid-in capital. As of December 31, 2024, $3.3 million had been released from the repurchase option and recorded to additional paid-in capital with the remainder of $0.1 million recorded in other current liabilities.
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
In September 2023, the performance conditions required for vesting were deemed probable, and the Company began to recognize stock-based compensation expense. During the three and six months ended June 30, 2024, we recognized stock-based compensation of $21.9 million and $24.9 million, respectively, in sales and marketing expense associated with the Walmart Warrant. During the three and six months ended June 30, 2025, we recognized stock-based compensation of $2.1 million and $4.3, respectively, in sales and marketing expense associated with the Walmart Warrant. All expense for the periods presented is related to the vesting of the service conditions.
Unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $25.7 million as of June 30, 2025. This amount is expected to be recognized over a weighted average period of 3.3 years.
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100 million of the Company’s Class A common stock (Share Repurchase Program). In both March 2025 and June 2025, the board of directors approved an additional $100 million, bringing the total authorization under the Share Repurchase Program to $300 million.
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
During the three and six months ended June 30, 2025, the Company repurchased 1,448,373 and 3,288,927 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $68.2 million and $141.6 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
2022. Repurchases are reflected as treasury stock on the condensed balance sheets on a trade-date basis. As of June 30, 2025, $128.6 million remains available and authorized for repurchase under the Share Repurchase Program.
9. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Redemption revenue	$73,208	$73,951	$146,607	$141,940
Ad & other revenue	12,821	13,975	23,996	28,313
Total revenue	$86,029	$87,926	$170,603	$170,253
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and cash back offers collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as consumers redeem offers over the term of the campaigns, net of the cash back offer, which generally occurs within 12 months. Deferred revenue was $5.1 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue recognized	$670	$237	$3,515	$1,660
10. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$625	$365	$1,282	$523
Sales and marketing(1)	4,873	26,808	10,002	30,430
Research and development	2,500	4,036	5,647	4,589
General and administrative	5,644	13,608	10,463	14,120
Total stock-based compensation expense	$13,642	$44,817	$27,394	$49,662
_______________
(1)Sales and marketing includes common stock warrant expense of $2.1 million and $21.9 million recognized during the three months ended June 30, 2025 and 2024, respectively, and $4.3 million and $24.9 million recognized during the six months ended June 30, 2025 and 2024, respectively. See Note 8 – Stockholders’ Equity.
The Company capitalized an immaterial amount of stock-based compensation expense to capitalized software development costs during the three and six months ended June 30, 2025 and 2024.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
Stock Options
A summary of option activity for the six months ended June 30, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	3,279,483	$15.49	6.5	$162,641
Exercised	(466,024)	15.81
Forfeited or expired	(112,278)	17.28
Options outstanding as of June 30, 2025	2,701,181	$15.36	5.9	$57,382
Options vested and exercisable as of June 30, 2025	2,159,252	$14.47	5.4	$47,783
During the six months ended June 30, 2025, no stock options were granted and the total intrinsic value of stock options exercised was $15.3 million. As of June 30, 2025, unrecognized stock-based compensation expense was $6.0 million for unvested stock options and is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Units (RSUs)
A summary of RSU activity for the six months ended June 30, 2025 is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,043,621	$63.35
Granted	1,577,441	62.02
Vested	(244,748)	66.68
Forfeited or expired	(285,671)	65.19
Unvested and outstanding as of June 30, 2025	2,090,643	$61.70
As of June 30, 2025, unrecognized stock-based compensation expense was $108.4 million for unvested RSUs and is expected to be recognized over a weighted average period of 3.3 years.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
CEO Performance-Based RSU

On April 17, 2024, the Company issued a performance-based RSU award to the CEO (CEO PRSU). The CEO PRSU awards a target number of RSUs to the CEO, totaling 125,216 RSUs, that become eligible to vest based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies in the Russell 2000 Index during the performance period from the grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. The award is subject to the CEO’s continued service to the Company, and the TSR condition is a market condition. In addition, the CEO PRSU is subject to acceleration upon a change in control. We recognized stock-based compensation expense related to the CEO PRSU of $1.3 million and $2.6 million during the three and six months ended June 30, 2025, respectively, and $1.1 million during the three and six months ended June 30, 2024.
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
Stock-based compensation expense recognized during the three and six months ended June 30, 2025 and 2024, and unrecognized as of June 30, 2025 and 2024, related to the ESPP were immaterial. During the three and six months ended June 30, 2025, the Company issued 39,768 shares of its Class A common stock under the ESPP. The Company issued no shares of stock under the ESPP during the three and six months ended June 30, 2024.
11. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $1.4 million and $1.3 million, respectively, resulting in an effective tax rate of 35.6% and 30.0%, respectively. During the three and six months ended June 30, 2024 the Company recorded an income tax provision of $3.9 million and $7.0 million, respectively, resulting in an effective tax rate of (13.1)% and (39.9)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock-based compensation, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on the financial statements.
12. Net Income (Loss) Per Share
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, basic and diluted net income (loss) per share are the same for Class A common stock and Class B common stock.
Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$2,490	$(33,966)	$3,045	$(24,669)
Denominator:
Weighted average shares of common stock outstanding, basic	28,479,977	25,659,465	29,623,352	17,484,092
Plus: dilutive effect of stock options	1,772,789	—	1,970,711	—
Plus: dilutive effect of RSUs	172,127	—	213,792	—
Plus: dilutive effect of ESPP	8,626	—	11,962	–
Weighted average common shares outstanding, diluted	30,433,519	25,659,465	31,819,817	17,484,092
Net income (loss) per share, basic	$0.09	$(1.32)	$0.10	$(1.41)
Net income (loss) per share, diluted	$0.08	$(1.32)	$0.10	$(1.41)
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	26,909	4,039,997	13,455	4,039,997
RSUs	1,529,118	1,051,527	1,309,617	1,051,527
Unvested shares of restricted stock purchase	—	62,743	—	62,743
Common stock warrant	4,121,034	4,121,034	4,121,034	4,121,034
Total shares excluded from diluted net income (loss) per share	5,677,061	9,275,301	5,444,106	9,275,301
13. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the six months ended June 30, 2025 and 2024, the Company spent $1.4 million

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
and $2.8 million, respectively, with Wilson Sonsini. During the three months ended June 30, 2025 and 2024, the Company spent $0.5 million and $1.2 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini were $0.5 million as of June 30, 2025 and $0.4 million as of December 31, 2024.
14. Commitments and Contingencies
Letter of Credit
As of June 30, 2025 and December 31, 2024, the Company had standby letters of credit in the aggregate amount of $1.1 million and $1.4 million, respectively, related to office space leases. The Company’s restricted cash is held to secure $0.1 million and $0.4 million of the balance of the letters of credit as of June 30, 2025 and December 31, 2024, respectively. The remainder is collateralized by our 2024 Credit Facility.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of June 30, 2025 and December 31, 2024, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of June 30, 2025, future minimum payments with a remaining term in excess of one year under these non-cancelable purchase obligations were as follows:

Fiscal Year	In thousands
Remainder of 2025	$18,594
2026	34,844
2027	29,184
2028	24,601
2029	22,019
Thereafter	19,000
Total	$148,242
Legal Proceedings
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company's initial public offering. The Fortune complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (Securities Act), and generally alleges that the defendants made materially false and misleading statements regarding risks associated with the Company’s contracts with a former publisher in the registration statement and prospectus that were filed

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
in connection with the Company’s initial public offering. The action seeks unspecified damages and other relief. On May 20, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. The Valentine complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act and alleged violations of Sections 10(b), 20(a), and 20A of the Exchange Act, as well as SEC Rule 10b-5 promulgated thereunder. The putative class period for the Exchange Act claims is April 18, 2024 to February 26, 2025, inclusive. The Valentine complaint generally alleges that the defendants made materially false and misleading statements regarding the Company’s data measurement tools, its D2C platform, and its clients’ budgets in the registration statement and prospectus that were filed in connection with the Company’s initial public offering and in public statements subsequent to the initial public offering. The action seeks unspecified damages and other relief. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. The defendants’ deadlines to respond to the complaints are currently stayed. We intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to clients through the Ibotta Performance Network (IPN). Through the IPN, we source digital promotions from our clients, primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar, a subsidiary of Dollar Tree, Inc. (Family Dollar), Maplebear, Inc. (Instacart), and DoorDash, Inc. (DoorDash, announced in January 2025 and launched to the majority of DoorDash customers during the second quarter of 2025), among others, who are third-party publishers on the IPN and use our digital offers to power their loyalty programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, Ibotta D2C, which is part of the IPN). Within Ibotta D2C, we also partner with affiliate networks to allow consumers to earn cash back on a percentage of their total basket spend at certain retailers.
Impact of Macroeconomic Conditions
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including as a result of regulatory and economic uncertainty, slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts, changes in the labor market, or decreases in consumer spending power or confidence, could lower promotional budgets and result in a decline in client spending which could adversely affect the number of offer redemptions on our network.
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

Financial and Operational Highlights

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	80,484	80,715	163,324	152,181
Redeemers(1)	17,336	13,702	17,213	13,095
Redemptions per redeemer(1)	4.6	5.9	9.5	11.6
Redemption revenue per redemption(1)	$0.91	$0.92	$0.90	$0.93
Revenue	$86,029	$87,926	$170,603	$170,253
Gross profit	$68,104	$75,643	$135,586	$147,455
Gross margin	79%	86%	79%	87%
Net income (loss)	$2,490	$(33,966)	$3,045	$(24,669)
Net income (loss) as a percent of revenue	3%	(39)%	2%	(14)%
Adjusted EBITDA(1)	$17,882	$25,274	$32,555	$47,933
Adjusted EBITDA margin(1)	21%	29%	19%	28%
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	21,933	28,573	43,561	56,248
Third-party publisher redemptions	58,551	52,142	119,763	95,934
Total redemptions	80,484	80,715	163,324	152,181
Redeemers:
Direct-to-consumer redeemers	1,594	1,800	1,625	1,864
Third-party publisher redeemers	15,742	11,902	15,588	11,230
Total redeemers	17,336	13,702	17,213	13,095
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	13.8	15.9	26.8	30.2
Third-party publisher redemptions per redeemer	3.7	4.4	7.7	8.5
Total redemptions per redeemer	4.6	5.9	9.5	11.6
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.12	$1.13	$1.14	$1.16
Third-party publisher redemption revenue per redemption	0.83	0.80	0.81	0.80
Total redemption revenue per redemption	$0.91	$0.92	$0.90	$0.93

Redemptions
A redemption is a verified purchase of an item qualifying for an offer by a client on the IPN. The number of redemptions are an indicator of the scale and consumer engagement of our business, as well as the value we bring to our clients and publishers. Generally, redemptions change as budgets increase or decrease with existing clients and/or as we add or lose CPG brands as clients. In addition, redemptions grow from adding publishers and redeemers, and/or increasing engagement from existing redeemers.
D2C redemptions are redemptions on any Ibotta D2C property. Third-party publisher redemptions are redemptions on all publishers excluding the Ibotta D2C properties, namely our retailer publishers.
Ibotta D2C redemptions
For the three months ended June 30, 2025 compared to the same period in 2024, D2C redemptions were approximately 21.9 million and 28.6 million, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, D2C redemptions were approximately 43.6 million and 56.2 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions
For the three months ended June 30, 2025 compared to the same period in 2024, third-party publisher redemptions were approximately 58.6 million and 52.1 million, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, third-party publisher redemptions were approximately 119.8 million and 95.9 million, respectively. This growth was driven primarily by the launch of new publishers, such as Family Dollar, Instacart, and DoorDash, among others.
Total redemptions
For the three months ended June 30, 2025 compared to the same period in 2024, total redemptions were 80.5 million and 80.7 million, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, total redemptions were 163.3 million and 152.2 million, respectively.
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
Ibotta D2C redeemers
For the three months ended June 30, 2025 compared to the same period in 2024, D2C redeemers were 1.6 million and 1.8 million, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, D2C redeemers were 1.6 million and 1.9 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redeemers
For the three months ended June 30, 2025 compared to the same period in 2024, third-party publisher redeemers were approximately 15.7 million and 11.9 million, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, third-party publisher redeemers were approximately 15.6 million and 11.2 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. This growth was driven primarily by the launch of new partners, such as Instacart and DoorDash, among others, and the expansion of our existing third-party publishers.
Total redeemers
For the three months ended June 30, 2025 compared to the same period in 2024, total redeemers were approximately 17.3 million and 13.7 million, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, total redeemers were approximately 17.2 million and 13.1 million, respectively.

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
Ibotta D2C redemptions per redeemer
For the three months ended June 30, 2025 compared to the same period in 2024, D2C redemptions per redeemer were approximately 13.8 and 15.9, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, D2C redemptions per redeemer were approximately 26.8 and 30.2, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions per redeemer
For the three months ended June 30, 2025 compared to the same period in 2024, third-party publisher redemptions per redeemer were approximately 3.7 and 4.4, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, third-party publisher redemptions per redeemer were approximately 7.7 and 8.5, respectively. The decrease was driven by the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions per redeemer
For the three months ended June 30, 2025 compared to the same period in 2024, total redemptions per redeemer were approximately 4.6 and 5.9, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, total redemptions per redeemer were approximately 9.5 and 11.6, respectively.
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
Ibotta D2C redemption revenue per redemption
For the three months ended June 30, 2025 compared to the same period in 2024, D2C redemption revenue per redemption was $1.12 and $1.13, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, D2C redemptions revenue per redemption was $1.14 and $1.16, respectively. This change was driven primarily by offer mix.
Third-party publisher redemption revenue per redemption
For the three months ended June 30, 2025 compared to the same period in 2024, third-party publisher redemption revenue per redemption was $0.83 and $0.80, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, third-party publisher redemption revenue per redemption was $0.81 and $0.80, respectively. This change was driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended June 30, 2025 compared to the same period in 2024, total redemption revenue per redemption was $0.91 and $0.92, respectively. For the six months ended June 30, 2025 compared to the same period in 2024, total redemption revenue per redemption was $0.90 and $0.93, respectively.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is earnings before interest income, net, provision for income taxes, and depreciation and amortization expense, and excludes stock-based compensation expense, change in fair value of derivative, loss on debt extinguishment, restructuring charges, and other expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
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

The following table provides a reconciliation of net income to Adjusted EBITDA and net income as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$2,490	$(33,966)	$3,045	$(24,669)
Add (deduct):
Interest income, net	(2,636)	(2,672)	(6,321)	(867)
Depreciation and amortization(1)	2,445	2,114	4,610	4,023
Stock-based compensation(2)	13,642	44,817	27,394	49,662
Change in fair value of derivative	—	1,385	—	3,085
Loss on debt extinguishment	—	9,630	—	9,630
Restructuring charges	557	—	2,116	—
Provision for income taxes	1,378	3,937	1,306	7,038
Other expense, net(3)	6	29	405	31
Adjusted EBITDA	$17,882	$25,274	$32,555	$47,933
Revenue	$86,029	$87,926	$170,603	$170,253
Net income as a percent of revenue	3%	(39)%	2%	(14)%
Adjusted EBITDA margin	21%	29%	19%	28%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended June 30, 2025 and 2024 was $1.4 million and $1.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $2.6 million and $2.0 million, respectively.
(2)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$625	$365	$1,282	$523
Sales and marketing	4,873	26,808	10,002	30,430
Research and development	2,500	4,036	5,647	4,589
General and administrative	5,644	13,608	10,463	14,120
Total stock-based compensation	$13,642	$44,817	$27,394	$49,662
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
Cost of revenue
Cost of revenue consists primarily of revenue share with third-party publishers, personnel-related costs attributable to personnel in our engineering department who maintain our platform, data hosting costs, amortization of platform-related software development costs, certain user award costs net of breakage, software licensing costs, and processing fees. Personnel-related costs include salaries, stock-based compensation, benefits, and bonuses. User award costs net of breakage recorded in cost of revenue are associated with awards earned from gift card purchases and sponsored user awards earned from watching an advertising video. Breakage represents the undistributed earnings of D2C consumers that is not expected to be cashed out due to inactivity. User award costs also include user awards that are cashed out and subsequently identified as violating our terms of use.
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
We expect sales and marketing expenses to increase as we invest in our sales function. However, they may fluctuate as a percentage of total revenue from period to period.
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, professional fees, impairment of capitalized software development costs, and market research. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, bonuses, restructuring charges, and travel. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage and post-implementation operation stage are expensed as incurred in research and development expenses. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development expenses to increase as we focus on further improvements to, and maintenance of, our platform. However, they may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, professional fees for external legal, accounting and other consulting services, software licensing costs, facilities costs, corporate insurance, bad debt, company events, and taxes and licenses. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, bonuses, recruiting fees, travel, and restructuring charges.
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
We expect depreciation to increase when we place assets in service related to our new corporate headquarters, currently expected to occur in late 2025.
Interest income, net
Interest income, net consists of interest income earned on cash, cash equivalents, and restricted cash, net of interest expense incurred on debt instruments.
Loss on debt extinguishment
Loss on debt extinguishment consists of the loss incurred upon the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.
Other expense, net
Other expense, net consists of losses on the convertible notes derivative liability, penalties, and gains and losses on the disposal of assets.
Provision for income taxes
The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business, with the exception of the fourth quarter of 2024 when we released our valuation allowance on our deferred tax assets.

Results of Operations
The following tables set forth our results of operations in dollars for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$86,029	$87,926	$170,603	$170,253
Cost of revenue(1)	17,925	12,283	35,017	22,798
Gross profit	68,104	75,643	135,586	147,455
Operating expenses(1):
Sales and marketing	28,809	50,018	58,667	78,147
Research and development	14,745	17,526	32,814	31,167
General and administrative	22,264	28,708	43,650	41,862
Depreciation and amortization	1,048	1,048	2,020	2,031
Total operating expenses	66,866	97,300	137,151	153,207
Income (loss) from operations	1,238	(21,657)	(1,565)	(5,752)
Interest income, net	2,636	2,672	6,321	867
Loss on debt extinguishment	—	(9,630)	—	(9,630)
Other expense, net	(6)	(1,414)	(405)	(3,116)
Income (loss) before provision for income taxes	3,868	(30,029)	4,351	(17,631)
Provision for income taxes	(1,378)	(3,937)	(1,306)	(7,038)
Net income (loss)	$2,490	$(33,966)	$3,045	$(24,669)
_______________
(1)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$625	$365	$1,282	$523
Sales and marketing	4,873	26,808	10,002	30,430
Research and development	2,500	4,036	5,647	4,589
General and administrative	5,644	13,608	10,463	14,120
Total stock-based compensation	$13,642	$44,817	$27,394	$49,662

Comparison of the three months ended June 30, 2025 and 2024
Revenue

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$24,620	$32,300	$(7,680)	(24)%
Ad & other revenue	12,821	13,975	(1,154)	(8)%
Total direct-to-consumer revenue	37,441	46,275	(8,834)	(19)%
Third-party publishers revenue
Redemption revenue	48,588	41,651	6,937	17%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	48,588	41,651	6,937	17%
Total
Redemption revenue	73,208	73,951	(743)	(1)%
Ad & other revenue	12,821	13,975	(1,154)	(8)%
Total revenue	$86,029	$87,926	$(1,897)	(2)%
Total redemption revenue decreased $0.7 million, or 1%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to a $7.7 million decrease in revenue from the Ibotta D2C properties, partially offset by a $6.9 million increase in revenue from third-party publishers. The decrease in D2C redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each D2C redeemer. The increase in third-party publisher redemption revenue was primarily driven by the launch of new partners, such as Family Dollar, Instacart, and DoorDash, among others.
Ad & other revenue decreased $1.2 million, or 8%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Cost of revenue

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$17,925	$12,283	$5,642	46%
Cost of revenue increased $5.6 million, or 46%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due primarily to the addition of new third-party publishers.

Sales and marketing

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$28,809	$50,018	$(21,209)	(42)%
Sales and marketing decreased $21.2 million, or 42%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to a decrease of $21.9 million in stock-based compensation expense, partially offset by an increase of $0.9 million in other personnel-related costs. The decrease in stock-based compensation was primarily comprised of $19.6 million related to the Walmart Warrant for additional shares granted upon the closing of the IPO under the warrant’s anti-dilution provision and $1.8 million related primarily to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO. The increase in other personnel-related costs was driven by $0.6 million of restructuring charges and the remainder due to increased sales bonus expense.
Research and development

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$14,745	$17,526	$(2,781)	(16)%
Research and development decreased $2.8 million, or 16%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to decreases of $1.5 million in stock-based compensation and $1.0 million in other personnel-related costs. The decrease in stock-based compensation expense related primarily to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO. The decrease in other personnel-related costs was driven by a decrease in average headcount.
General and administrative

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$22,264	$28,708	$(6,444)	(22)%
General and administrative decreased $6.4 million, or 22%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to decreases of $8.0 million in stock-based compensation expense, $0.7 million related to the timing of the Company’s annual town hall, and $0.5 million in other personnel-related costs, primarily related to one-time IPO costs incurred in the prior year. The decrease in stock-based compensation related primarily to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO. These decreases were partially offset by increases of $1.5 million in professional fees largely attributable to legal matters, $0.4 million in bad debt expense, $0.4 million in facilities costs due to the commencement of a new office space lease in the first quarter of 2025, and $0.3 million in software licensing costs.

Depreciation and amortization

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Depreciation and amortization	$1,048	$1,048	$—	—%
Depreciation and amortization did not change meaningfully during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Interest income (expense), net

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income, net	$2,636	$2,672	$(36)	(1)%
Interest income, net, did not change meaningfully during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Loss on debt extinguishment

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$9,630	$(9,630)	(100)%
Loss on extinguishment of debt decreased $9.6 million during the during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.
Other expense, net

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other expense, net	$6	$1,414	$(1,408)	(100)%
Other expense, net, decreased $1.4 million, or 100%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a $1.4 million decrease in the loss on the convertible notes derivative liability, which was settled in connection with the IPO.

Provision for income taxes

	Three months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$1,378	$3,937	$(2,559)	(65)%

The provision from income taxes decreased $2.6 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the impact of non-deductible items, including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions. These increases are partially offset by the benefit of research and development tax credits.
Comparison of the six months ended June 30, 2025 and 2024
Revenue

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$49,824	$65,282	$(15,458)	(24)%
Ad & other revenue	23,996	28,313	(4,317)	(15)%
Total direct-to-consumer revenue	73,820	93,595	(19,775)	(21)%
Third-party publishers revenue
Redemption revenue	96,783	76,658	20,125	26%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	96,783	76,658	20,125	26%
Total
Redemption revenue	146,607	141,940	4,667	3%
Ad & other revenue	23,996	28,313	(4,317)	(15)%
	$170,603	$170,253	$350	—%
Total redemption revenue increased $4.7 million, or 3%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to a $20.1 million increase in revenue from third-party publishers, partially offset by a $15.5 million decrease in revenue from the Ibotta D2C properties. The decrease in D2C redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each D2C redeemer. The increase in third-party publisher redemption revenue was primarily driven by the launch of new partners, such as Family Dollar, Instacart, and DoorDash, among others, and the expansion of existing third-party publishers.
Ad & other revenue decreased $4.3 million, or 15%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven primarily by reduced client spend on D2C ad products.

Cost of Revenue

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$35,017	$22,798	$12,219	54%
Cost of revenue increased $12.2 million, or 54%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due primarily to the addition of new publishers.
Sales and marketing

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$58,667	$78,147	$(19,480)	(25)%
Sales and marketing decreased $19.5 million, or 25%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to decreases of $20.4 million in stock-based compensation expense related primarily to the Walmart Warrant for additional shares granted upon the closing of the IPO under the warrant’s anti-dilution provision, $1.2 million in media spend, and $0.3 million in B2B marketing, partially offset by an increase of $2.8 million in other personnel-related costs. The decreases in media spend and B2B marketing resulted from a shift in marketing strategy. The increase in other personnel-related costs was driven by $1.2 million of restructuring charges and the remainder due to increases in sales bonus expense, benefits expense, and salary and wages.
Research and development

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$32,814	$31,167	$1,647	5%
Research and development increased $1.6 million, or 5%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to increases of $1.1 million in stock-based compensation expense and $0.7 million in other personnel costs driven by restructuring charges. The increase in stock-based compensation expense was driven by a $3.4 million increase in recurring equity compensation, partially offset by decreases of $1.5 million related to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO and $0.8 million related to a higher allocation of personnel costs to cost of revenue due to continued investment in our infrastructure.
General and administrative

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$43,650	$41,862	$1,788	4%
General and administrative increased $1.8 million, or 4%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to increases of $2.4 million in professional fees largely attributable to legal matters, $0.8 million in bad debt expense, $0.8 million in facilities costs due to the commencement of a new office space lease in the first quarter of 2025, $0.6 million in other personnel-related costs, including $0.3 million of restructuring charges, $0.5 million in software licensing costs, and $0.4 million in corporate insurance. These increases were partially offset by a $3.7 million decrease in stock-based compensation expense driven by decreases of $8.0 million related to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO and $1.6 million from the reversal of previously recognized expense for unvested equity awards related to the departure of the Company’s chief financial officer in March 2025, partially offset by a $6.0 million increase in recurring equity compensation.
Depreciation and amortization

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Depreciation and amortization	$2,020	$2,031	$(11)	(1)%
Depreciation and amortization did not change meaningfully during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Interest expense, net

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income, net	$6,321	$867	$5,454	629%
Interest income, net, increased $5.5 million, or 629%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to an increase in interest earned on cash and cash equivalents driven largely by the IPO proceeds and a decrease in interest expense resulting from the extinguishment of the convertible notes.
Loss on debt extinguishment

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$9,630	$(9,630)	(100)%
Loss on extinguishment of debt decreased $9.6 million during the during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.

Other expense, net

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other expense, net	$405	$3,116	$(2,711)	(87)%
Other expense, net, decreased $2.7 million, or 87%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a $3.1 million decrease in the loss on the convertible notes derivative liability, which was settled in connection with the IPO.
Provision for income taxes

	Six months ended June 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$1,306	$7,038	$(5,732)	(81)%

The provision from income taxes decreased $5.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the impact of non-deductible items including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions, partially offset by the benefit of research and development tax credits.
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity included $250.5 million of cash and cash equivalents and $99.0 million of available capacity under a revolving line of credit.
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
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of June 30, 2025, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding credit agreements, see Note 5 - Long-Term Debt to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of June 30, 2025 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. However, the exercisability of a portion of the Walmart Warrant is subject to certain performance conditions and forfeiture features, and we cannot make assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 8 - Stockholders' Equity to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100 million of the Company’s Class A common stock (Share Repurchase Program). In both March 2025 and June 2025, the board of directors approved an additional $100 million, bringing the total authorization to $300 million.
The Share Repurchase Program has no expiration date. Repurchases under the Share Repurchase Program may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of its Class A common stock under this authorization. The Company is not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
During the three and six months ended June 30, 2025, the Company repurchased 1,448,373 and 3,288,927 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $68.2 million and $141.6 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the condensed balance sheets on a trade-date basis. As of June 30, 2025, $128.6 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$45,715	$54,386
Net cash used in investing activities	(11,968)	(4,789)
Net cash (used in) provided by financing activities	(132,830)	205,670
Net change in cash, cash equivalents, and restricted cash	$(99,083)	$255,267

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
Net cash provided by operating activities decreased $8.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was a result of a $27.7 million increase in net income adjusted for a $34.7 million decrease in non-cash charges and a $1.7 million decrease in net cash inflows from changes in operating assets and liabilities. The increase in net income was largely driven by non-cash charges in the prior year as a result of the IPO, including accelerated stock-based compensation and losses on the extinguishment of the convertible notes and derivative liability, partially offset by increases in other operating expenses.
The decrease in net cash inflows from changes in operating assets and liabilities was primarily due to cash outflows of $6.7 million from liabilities due to third-party publishers driven by the timing and ramp up of new publishers and $6.3 million from accounts receivable due to the timing of client payments. These cash outflows were partially offset by cash inflows of $6.3 million from accrued expenses, $4.0 million from accounts payable due to timing of payments, $0.6 million from other assets and liabilities, and $0.4 million from the user redemption liability. The change in accrued expenses was primarily driven by higher accrued employee expenses as of December 31, 2023 compared to December 31, 2024, paid in the first quarter of the following year, the timing of gift card purchases, and an increase in other accrued liabilities.
Investing Activities
Net cash used in investing activities increased $7.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by a $5.2 million increase in additions to property and equipment driven by leasehold improvements for our new corporate headquarters and a $2.0 million increase in additions to capitalized software development costs.
Financing Activities
Net cash used in financing activities increased $338.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by $201.1 million of net IPO proceeds in the prior year, a $140.2 million increase in purchases of treasury stock, and a $2.0 million increase in taxes paid related to the net share settlement of equity awards, partially offset by increases of $2.7 million in proceeds from the exercise of stock options and $2.0 million in proceeds from the employee stock purchase plan.
Material Cash Requirements
Operating leases
Our operating lease commitments primarily include our corporate office space. As of June 30, 2025, we had noncancellable lease obligations of $37.5 million, of which $1.4 million is payable within 12 months and the remainder thereafter. For additional discussion on our operating leases, refer to Note 7 - Operating Leases to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
Purchase Commitments
The Company has non-cancelable purchase obligations that relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business. As of June 30, 2025, we had fixed noncancellable purchase obligations of $148.2 million, of which $35.2 million is payable within 12 months and the remainder thereafter. For additional discussion on these contractual commitments, refer to Note 14 - Commitments and Contingencies to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
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
Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Act of 2012 and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen to not take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. We expect to lose emerging growth company status on December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflation.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and our floating rate debt. As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $250.6 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as of June 30, 2025.
Our line of credit bears interest at floating rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of June 30, 2025, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.

Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, results of operations, or prospects.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer, principal financial officer, and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer, principal financial officer, and principal accounting officer have concluded that these disclosure controls were effective at a reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings including claims, suits, inquiries, and investigations arising from activities in the normal course of business. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Given the unpredictable nature of litigation, an unfavorable resolution of one or more such matters could in the future materially adversely affect our business, financial condition, and results of operations in a particular period; however, based on the information known by us as of the date of this filing, any such amount is either not material or it is not possible to provide an estimated amount of any such potential loss. Defending any legal proceeding is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. The Fortune complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act, and generally alleges that the defendants made materially false and misleading statements, regarding risks associated with the Company’s contract with a former publisher, in the registration statement and prospectus that were filed in connection with the Company’s initial public offering. The action seeks unspecified damages and other relief. On May 20, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. The Valentine complaint asserts claims for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act and alleged violations of Sections 10(b), 20(a), and 20A of the Exchange Act, as well as SEC Rule 10b-5 promulgated thereunder. The putative class period for the Exchange Act claims is April 18, 2024 to February 26, 2025, inclusive. The Valentine complaint generally alleges that the defendants made materially false and misleading statements regarding the Company’s data measurement tools, its D2C platform, and its clients’ budgets in the registration statement and prospectus that were filed in connection with the Company’s initial public offering and in public statements subsequent to the initial public offering. The action seeks unspecified damages and other relief. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. The defendants’ deadlines to respond to the complaints are currently stayed. We intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
•We have adopted a Share Repurchase Program to purchase up to an aggregate of $300 million of the Company’s Class A common stock; however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
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
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of June 30, 2025, we had an accumulated deficit of $137.4 million. We expect our costs will increase over time as we expect to invest significant additional funds towards growing our business and operating as a public company. See the risk factor titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our ability to maintain profitability is impacted by growth in our network and our ability to drive operational efficiencies in our business. Our efforts to maintain profitability may not succeed due to factors such as evolving consumer behavior trends in shopping, consumer engagement, and retention; our ability to maintain and expand our relationships with publishers, CPG brands, retailers, and consumers; our ability to hire and retain highly skilled technology, sales, and other personnel; regulatory and economic uncertainty as well as unfavorable macroeconomic conditions (such as inflationary pressures); our ability to effectively scale our operations; and the continuing evolution of the industry. Many of these factors are beyond our control.
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
•negotiate favorable revenue-sharing terms or financial guarantees with publishers;
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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores LLC (Family Dollar), Maplebear Inc. (Instacart), and DoorDash, Inc. (DoorDash, announced in January 2025 and launched to the majority of DoorDash customers during the second quarter of 2025). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to form or continue partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Retailer consolidation may also result in a decrease in or cessation of engagement with Ibotta, or result in Ibotta receiving less favorable contract terms with the consolidated entity. Publishers have previously experienced, and could in the future experience, downturns, store closures, or failures (including due to macroeconomic pressures) of their own businesses, fail to adopt our additional offerings or fulfillment methods, or cease using Ibotta altogether for many reasons.

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
Both our redeemers and their level of redemptions are critical to our success. During the six months ended June 30, 2025, total redeemers were approximately 17.2 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have in the past experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2024, we did not secure enough offer supply from CPG brands relative to the growth of redeemers across our network. As a result, our redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network or if we do not do so to a greater extent than our competitors, publishers, CPG brands, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
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
•CPG brands reduce their investment in offers and offer inventory suffers, which could occur for a variety of reasons, including reduced marketing budgets, regulatory and economic uncertainty, or supply chain disruptions, which have occurred from time to time with our CPG brands;

•we are unable to provide a broad range of valuable offers, which may depend on, among other factors, the productivity of our sales force (which has been and may continue to be adversely affected by reorganizations in our sales organization), CPG brand marketing budgets and supply chain constraints, the perceived effectiveness of competitors' platforms, and the macroeconomic environment;
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

Further, our revenue may fluctuate due to changes in marketing budgets of CPG brands. CPG brands can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations. For example, budget pressures or unspent budgets at the end of a CPG brand’s fiscal year may lead to unexpected reduced or increased spending on our network. CPG brands and media agencies may also determine that other media tactics are more compelling and divert investment to such tactics, leading to fewer offers. Investment from CPG brands may also fluctuate or cease because of certain macroeconomic factors, like supply chain constraints, tariffs, or regulatory and economic uncertainty. For example, in the first half of 2022, our D2C redemptions per redeemer were negatively impacted due to supply chain constraints that made it difficult for our CPG brands to keep their product on shelves and led to decreased promotions on high frequency purchased products.
Our contract negotiation process with CPG brands can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to form or continue relationships with CPG brands, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. CPG brands may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal, which could materially adversely affect our business, financial condition, results of operations, and prospects. CPG brand consolidation may also result in a decrease in or cessation of engagement with Ibotta or result in Ibotta receiving less favorable contract terms with the consolidated entity. CPG brands could also experience downturns or fail, including due to macroeconomic pressures or ceasing use of Ibotta altogether for many reasons. CPG brands have traditionally been slow to adopt new digital offer programs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our products and offerings by our current and potential CPG brands. If we lack a sufficient variety and supply of CPG brands or lack access to the most popular CPG brands, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We may not be able to sustain our revenue growth rate.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the three and six months ended June 30, 2025, our revenue was $86.0 million and $170.6 million, respectively. There can be no assurances that our revenue will grow at current rates and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods.
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
•anticipate and respond to regulatory and economic uncertainty, macroeconomic changes, and changes in the markets in which we operate;
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
•hire, integrate, train, and retain talented technology, sales, and other personnel, particularly in light of the recently announced sales reorganization;
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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with our technology partners. Our ability to deliver offers at-scale is dependent on adding new technology partners and maintaining our existing technology partners. Our contract negotiation process with such technology partners can be lengthy, which can contribute to variability in our revenue generation. As a result, it is difficult to predict our ability to form or continue partnerships with technology partners and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
•our ability to attract and engage qualified employees and key personnel, particularly technology and sales employees;
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
The variability and unpredictability of our results of operations could result in our failure to meet the expectations of investors or analysts with respect to revenue or other results of operations for a particular period. If we fail to meet or fail to exceed such expectations, the market price of our Class A common stock could fall substantially, and we have, and could in the future, face potentially costly lawsuits, including securities class action suits.
Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including as a result of regulatory and economic uncertainty, slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, a potential U.S. federal government shutdown, geopolitical events, including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, downturns that could result in store closures, publisher or retail failures, our clients having lower promotional budgets, or decreases in consumer spending power or confidence, have in the past resulted, and could in the future result, in a decline in client spending, which could materially adversely affect the number of offer redemptions on our network.
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
We have experienced growth in our business and we anticipate continuing to experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to 816 as of June 30, 2025 (following a reduction in force in February 2025). This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
In addition, the length of time that CPG brands, retailers, or publishers devote to their evaluation, contract negotiation, and budgeting processes varies significantly. In particular, our contract negotiation process with publishers can be lengthy. Our sales cycles can be lengthy in certain cases, especially with respect to our prospective large end publishers or clients. During the sales cycle, we expend significant time and money on sales and marketing activities, which lower our operating margins, particularly if no sale occurs. Even if we expand our relationship with publishers, CPG brands, and retailers, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. In addition, due to macroeconomic uncertainties, the sales cycle may be extended, and there may be delays and reductions of expenditures and cancellations by clients. There are many other factors that contribute to variability of our revenue recognition, including budgetary constraints and changes in personnel. Recently announced reorganizations in our sales organization have affected the productivity of our sales force and lengthened sales cycles. Transitions to new product features like cost per incremental dollar (CPID) have also lengthened sales cycles. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we often offer equity awards to our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects, or otherwise), it may adversely affect our ability to recruit and retain highly qualified employees. We have recently experienced fluctuations, including declines, in the market price of our Class A common stock, and reduced the size of our workforce and reorganized our sales force, each of which could adversely affect our ability to attract, motivate, or retain key employees. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Finally, we are committed to a hybrid workforce, which prioritizes hiring employees in Denver. This could slow hiring if we are unable to attract talent in the Denver market. If we fail to attract new employees or fail to retain and motivate our current employees, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Third parties have committed, and in the future could, commit fraudulent activities such as improperly claiming rewards, engaging in account takeover attacks, or submitting counterfeit receipts to improperly offer stack and/or claim rewards or discounts. While we use anti-fraud systems, individuals have circumvented, and could in the future circumvent, them using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract or detect in a timely manner. The legal measures we could take or attempt to take against third parties who succeed in circumventing our anti-fraud systems may be costly and may not be ultimately successful. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new offerings. If these measures do not succeed, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
If we do not spend our development budget efficiently on commercially successful and innovative technologies, tools, and offerings, or if we are unable to timely introduce and commercialize such technologies, tools, and offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent and unproven business strategies, metrics, and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new technologies, tools, and offerings could distract management from current operations and divert capital and other resources from our more established technologies, tools, and offerings. Our development efforts could also be hindered if we do not receive, from our D2C platform or publishers, the data and capabilities needed to develop and maintain these technologies, tools, and offerings.
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
We have in the past acquired and made, and may in the future acquire or make, investments in complementary or what we view as strategic businesses, technologies, services, or products. For example, in 2021, we acquired Instok LLC (d/b/a/ Octoshop), an all-in-one shopping browser extension, which required management to focus efforts on integrating the acquired company. The risks associated with acquisitions include, without limitation, difficulty assimilating and integrating the acquired company’s personnel, operations, technology, services, products, and software; the inability to retain key team members; the disruption of our ongoing business and increases in our expenses; and the diversion of management’s attention from core business concerns. Through acquisitions, we may enter into business lines in which we have not previously operated, which could expose us to new risks, additional licensing requirements and regulatory oversight, and require additional integration and attention of management.
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
The effects of health epidemics have had, and may in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our partners operate.
Our business and operations have been, and in the future could be, adversely affected by health epidemics, impacting the markets and communities in which we and our partners operate. Quarantine orders, business closures, work stoppages, slowdowns and delays, work from home policies, travel restrictions, and cancellations of events negatively impacted productivity and disrupted our operations and those of our partners. For example, the COVID-19 pandemic negatively impacted both consumer discretionary spending and clients’ ability to spend advertising budgets on our solution. This had an adverse impact on our revenue, results of operations, and cash flows primarily in the second quarter of the year ended December 31, 2020.
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
In addition, from time to time, we are involved in legal proceedings relating to matters including patent, copyright, commercial, product liability, consumer protection, employment, class action, whistleblower, and other litigation, in addition to governmental and other regulatory inquiries, investigations, and proceedings. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses. Although we have insurance that may provide coverage for some kinds of claims we may face, that insurance may not cover some kinds of claims or types of relief and may not be adequate in a particular case. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from integrated retailers, publishers, and other parties, and data from our own operating history. Using device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our integrated retailers, publishers, and other data providers, collect information about the interactions of consumers with our retailers’ digital and in-store properties, our owned and operated properties, and certain other publisher sites and mobile apps, as well as other data such as location. We may enhance this data with other data, such as demographic information that we obtain from data providers. Our ability to successfully leverage such data depends on our continued ability to access, use, and share such data, which can be restricted by a number of factors, including consumer choice; the success in obtaining consumer consent; restrictions imposed by our integrated retailers, publishers, and other data partners or other third parties; restrictions imposed by web browser developers or other software developers, or operating system platforms; changes in technology, including changes in web browser technology; and new developments in laws, regulations, and industry standards. Resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory and/or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to Process data or reduce our ability to deliver relevant promotions or media, which could materially adversely affect our business, financial condition, results of operations, and prospects. See the risk factor titled, “Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations, and industry standards could materially adversely affect our business, financial condition, results of operations, and prospects” for additional information.
With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies, and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data-focused industries could materially adversely affect our business, financial condition, results of operations, and prospects. Negative public attention could cause publishers, CPG brands, and retailers to discontinue using our targeted advertising solutions and limit our ability to measure campaigns delivered through our platform. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data, and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective consumers’ and clients’ demand for our solutions and could materially adversely affect our business, financial condition, results of operations, and prospects.
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
Our ability to provide solutions to consumers depends on our ability to communicate with our consumers through the internet and electronic networks that are owned and operated by third parties. We rely on third-party service providers for computing infrastructure, network connectivity, and other technology-related services needed to deliver our solutions. Some of our vendor agreements may be unilaterally terminated by the counterparty for convenience. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all, and the terms of our agreements with such providers can change for many reasons and as we increase our usage of such providers, any of which could increase our expenses. Also, if we are required to transition to a new provider, it could result in significant costs and possible service interruption or an impaired ability to access or save data stored to the cloud until equivalent services, if available, are identified, obtained, and implemented, all of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We and our partners use a number of technologies to collect information used to deliver our solutions. For instance, we and our partners use mobile device identifiers such as Apple IDFA and Google AdID to identify, target, and measure relevant promotions to consumers. These promotions and advertising that we show on mobile apps could be affected by mobile operating systems blocking or restricting use of mobile device identifiers. Our promotions and advertisements could also be negatively impacted by mobile operating systems implementing more restrictive privacy settings and choices. For example, following its implementation of an app transparency framework and required consumer privacy and data processing disclosures, Apple introduced new SDK privacy controls into iOS 17, released in September 2023, including protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices, which Google began rolling out in early 2024. These or any similar changes to the policies of Apple, Google, or similar platforms could materially adversely affect our business, financial condition, results of operations, and prospects. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.
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
Cookies may be deleted or blocked by consumers. The most commonly used internet browsers (including Chrome, Firefox, and Safari) allow their users to prevent cookies from being accepted by their browsers or may block cookies by default. Some consumers also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more consumers adopt these settings or delete their cookies more frequently than they currently do, or if more browsers block cookies by default, our business, financial condition, results of operations, and prospects could be materially adversely affected. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to one or more other forms of persistent unique identifier, or ID, to identify individual consumers or internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same user across different web properties and reduce the effectiveness of our solutions.
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
We have integrations with a variety of technology vendors. As our solutions expand and evolve, we may have an increasing number of integrations with other third-party apps, products, and services. Third-party apps, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with our publishers following development changes. In addition, some of our competitors or technology partners may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to integrate with such products and services, and the terms on which we operate. As our respective solutions evolve, we expect the types and levels of competition to increase. Should any of our technology partners modify their solutions, standards, or terms of use in a manner that degrades the functionality or performance of our platform, is otherwise unsatisfactory to us, or gives preferential treatment to competitive solutions or services, our solutions, platform, business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Furthermore, we have in the past received, and may in the future receive, claims that we have infringed upon intellectual property rights. Such claims, whether or not meritorious, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to injunctions and/or significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our clients or publishers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. In addition, we may in the future be subject to claims that we, our employees, or our contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.
Because patent applications can take years to issue from the U.S. Patent and Trademark Office, and are often afforded confidentiality for some period of time, there may currently be pending applications filed by third parties, unknown to us, that later result in issued patents that could cover one or more of our products.
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
Compliance with Data Protection Obligations is, and will likely remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with them could increase our compliance and operational costs; limit our ability to market our solutions and attract new and retain current publishers, clients, retailers, and consumers; limit or eliminate our ability to Process data; require us to modify our platform or our solutions; require us to delete data; expose us to regulatory scrutiny, actions, investigations, fines, and penalties; result in reputational harm; lead to a loss of business; result in claims, litigation, and liability, including class action litigation; cause us to incur significant costs, expenses, and fees (including attorney fees); cause a material adverse impact to business, financial condition, results of operations, or prospects; and otherwise result in other material harm to our reputation and business (each, an Adverse Data Protection Impact).
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
The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in January 2018, the Federal Communications Commission (FCC) released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit internet service providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit internet service providers from entering into arrangements with specific content providers for faster or better access over their data networks. In response to this decision, California and a number of other states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In October 2023, the FCC voted to begin the process of reinstating substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. In May 2024, the FCC issued an order implementing those rules. In January 2025, a decision from the U.S. Court of Appeals for the Sixth Circuit set aside the FCC’s order, deeming it to exceed the FCC’s authority under the Telecommunications Act of 1996. We cannot predict the outcome of any litigation or whether any new FCC order or existing state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC, or the degree to which further regulatory action or inaction could materially adversely affect our business, if at all. If the FCC is unable or chooses not to reinstate net neutrality or if state initiatives are modified, overturned, or vacated, internet service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. If new FCC or other rules directly or inadvertently impose costs on online providers like our business, our expenses may rise, our ability to retain existing users or attract new users may be impaired, our costs may increase, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the rules and regulations of the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed with the Securities and Exchange Commission (SEC) is reported within the time periods and in the manner specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act that we expect to be required to include in our next annual report filed with the SEC. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, personnel costs, and significant management oversight.
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
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). We expect our independent registered public accounting firm to be required to attest to the effectiveness of our internal controls over financial reporting in our next annual report filed with the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and prospects and could cause a decline in the price of our Class A common stock.
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
Changes in tax laws could affect our effective tax rates, business, financial condition, and results of operations.
We are subject to tax laws, regulations, and policies of U.S. federal, state, and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise affect our tax positions and/or our tax liabilities. We are currently evaluating the full impact of the OBBB Act on us. This legislation or other developments or changes in tax laws or rulings in jurisdictions in which we operate could affect our effective tax rate and our operating results.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of June 30, 2025, Mr. Leach and entities affiliated with Mr. Leach held approximately 71.4% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2025, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 79.3% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
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
We cannot predict the prices at which our Class A common stock will trade. The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the other risk factors described elsewhere in this “Risk Factors” section as well as:
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
•the impact of seasonality;
•other events or factors, including those resulting from war, incidents of terrorism, or pandemics; and
•regulatory and economic uncertainty, general economic conditions and slow or negative growth of our markets.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. Following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, and has been instituted against us. This litigation could result in substantial costs and a diversion of our management’s attention and resources.
We have adopted a Share Repurchase Program to repurchase shares of our Class A common stock; however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
Although our board of directors has authorized the Share Repurchase Program to purchase up to an aggregate of $300 million of the Company’s Class A common stock, the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. If we fail to meet any expectations related to stock repurchases, the market price of our Class A common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock market price at a given point in time. In addition, the United States enacted the Inflation Reduction Act in 2022, which implements, among other changes, a 1% excise tax on certain stock repurchases, which may increase the costs associated with repurchasing shares of our common stock.

We have increased and may in the future increase or decrease the amount of repurchases of our Class A common stock in the future. Any reduction or discontinuance by us of repurchases of our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline. Moreover, in the event repurchases of our Class A common stock are reduced or discontinued, our failure or inability to resume repurchasing Class A common stock at historical levels could result in a lower market valuation of our Class A common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act, and have the option to use certain exemptions from various public company reporting requirements. For example, as an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have taken advantage of, and expect to continue to take advantage of, these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our initial public offering, (B) in which we have total annual revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We expect to lose emerging growth company status on December 31, 2025.
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
Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities.
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
The following table summarizes share repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 to April 30, 2025	1,043,146	$45.77	1,043,146	$48,367
May 1, 2025 to May 31, 2025	345,227	$48.56	345,227	$31,602
June 1, 2025 to June 30, 2025	60,000	$49.44	60,000	$128,636
	1,448,373		1,448,373
______________
(1)On August 22, 2024, the Company announced that the Board of Directors approved a share repurchase program with authorization to purchase up to an aggregate of $100 million of Class A common stock (Share Repurchase Program). In both March 2025 and June 2025, the Board of Directors approved an additional $100 million, bringing the total authorization under the Share Repurchase Program to $300 million. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The Share Repurchase Program has no expiration date.
(2)Excludes other costs such as broker commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2025, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On May 19, 2025, Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman, and his family trusts, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 281,532 shares of our Class A common stock plus an indeterminate number of shares of our Class A Common Stock for certain of Mr. Leach’s vested RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1. The duration of the trading arrangement is until June 5, 2026, or earlier if all transactions under the trading arrangement are completed.

On May 29, 2025, Marisa Daspit, our Chief People Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 51,625 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1. The duration of the trading arrangement is until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended June 30, 2025.

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

IBOTTA, INC.

Date:	August 13, 2025	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 13, 2025	By:	/s/ Valarie Sheppard
Valarie Sheppard
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	August 13, 2025	By:	/s/ Jared Chomko
Jared Chomko
Vice President, Accounting
(Principal Accounting Officer)