Form 10-Q
period 2025-09-30
Ibotta, Inc.
filed 2025-11-13
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-42018

IBOTTA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2426358 (I.R.S. Employer Identification Number)

1400 16th Street, Suite 600 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
(303) 593-1633
(Registrant’s telephone number, including area code)

1801 California Street, Suite 400 Denver, Colorado 80202 (Former address of principal executive offices, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had outstanding 23,445,382 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,296	$349,282
Restricted cash	58	408
Accounts receivable, less allowances of $5,280 and $3,765, respectively	212,822	220,883
Prepaid expenses and other current assets	19,284	11,168
Total current assets	455,460	581,741
Property and equipment, less accumulated depreciation of $10,482 and $9,675, respectively	19,578	1,951
Capitalized software development costs, less accumulated amortization of $22,321 and $18,087, respectively	22,364	16,201
Equity investment	4,531	4,531
Deferred tax assets, net	56,498	73,211
Operating lease assets	10,041	—
Other long-term assets	962	794
Total assets	$569,434	$678,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,311	$7,160
Due to third-party publishers	98,701	93,982
Deferred revenue	4,690	4,964
User redemption liability	69,555	74,006
Accrued expenses	16,724	17,965
Other current liabilities	1,545	6,088
Total current liabilities	206,526	204,165
Long-term liabilities:
Operating lease liabilities, long-term	25,342	—
Unrecognized tax benefits, long-term	7,957	16,981
Total liabilities	239,825	221,146
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 29,217,044 shares issued, and 23,961,109 shares outstanding as of September 30, 2025; 3,000,000,000 shares authorized, 28,332,671 shares issued, and 27,813,988 shares outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Additional paid-in capital	677,505	629,050
Treasury stock, at cost, 5,255,935 shares as of September 30, 2025 and 518,683 shares as of December 31, 2024	(212,028)	(31,321)
Accumulated deficit	(135,868)	(140,446)
Total stockholders' equity	329,609	457,283
Total liabilities and stockholders' equity	$569,434	$678,429
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$83,260	$98,621	$253,863	$268,874
Cost of revenue	17,142	12,172	52,159	34,970
Gross profit	66,118	86,449	201,704	233,904
Operating expenses:
Sales and marketing	26,629	27,761	85,296	105,908
Research and development	14,022	16,285	46,836	47,452
General and administrative	22,465	20,631	66,115	62,493
Depreciation and amortization	636	1,065	2,656	3,096
Total operating expenses	63,752	65,742	200,903	218,949
Income from operations	2,366	20,707	801	14,955
Interest income, net	2,510	4,436	8,831	5,303
Loss on debt extinguishment	—	—	—	(9,630)
Other income (expense), net	376	(16)	(29)	(3,132)
Income before provision for income taxes	5,252	25,127	9,603	7,496
Provision for income taxes	(3,719)	(7,888)	(5,025)	(14,926)
Net income (loss)	$1,533	$17,239	$4,578	$(7,430)
Net income (loss) per share:
Basic	$0.05	$0.56	$0.16	$(0.34)
Diluted	$0.05	$0.51	$0.15	$(0.34)
Weighted average common shares outstanding:
Basic	27,995,708	30,663,263	29,074,842	21,909,949
Diluted	29,376,837	33,567,489	30,999,527	21,909,949
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

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, CONT.
(In thousands, except share amounts)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024	—	$—	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
Net income	—	—	—	—	—	—	—	555	555
Exercise of stock options	—	—	239,994	—	—	—	3,365	—	3,365
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	14,013	—	14,013
Release of restricted stock purchase shares from repurchase option	—	—	11,641	—	—	—	97	—	97
Repurchase of common stock	—	—	—	—	(1,840,554)	(73,408)	—	—	(73,408)
Issuance of common stock upon settlement of restricted stock units	—	—	107,613	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(18,499)	—	—	—	(629)	—	(629)
Balance, March 31, 2025	—	$—	31,810,844	$—	(2,359,237)	$(104,729)	$645,896	$(139,891)	$401,276
Net income	—	—	—	—	—	—	—	2,490	2,490
Exercise of stock options	—	—	226,030	—	—	—	4,002	—	4,002
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	13,909	—	13,909
Repurchase of common stock	—	—	—	—	(1,448,373)	(68,169)	—	—	(68,169)
Issuance of common stock upon settlement of restricted stock units	—	—	137,135	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(28,579)	—	—	—	(1,416)	—	(1,416)
Issuance of common stock under employee stock purchase plan	—	—	39,768	—	—	—	2,036	—	2,036
Balance, June 30, 2025	—	$—	32,185,198	$—	(3,807,610)	$(172,898)	$664,427	$(137,401)	$354,128
Net income	—	—	—	—	—	—	—	1,533	1,533
Exercise of stock options	—	—	65,981	—	—	—	945	—	945
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	12,930	—	12,930
Repurchase of common stock	—	—	—	—	(1,448,325)	(39,130)	—	—	(39,130)
Issuance of common stock upon settlement of restricted stock units	—	—	132,475	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(29,186)	—	—	—	(797)	—	(797)
Balance, September 30, 2025	—	$—	32,354,468	$—	(5,255,935)	$(212,028)	$677,505	$(135,868)	$329,609
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

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities
Net income (loss)	$4,578	$(7,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,853	6,160
Impairment of capitalized software development costs	256	437
Stock-based compensation expense	33,462	36,253
Common stock warrant expense	6,554	27,084
Credit loss expense	1,916	1,217
Loss on extinguishment of debt	—	9,630
Amortization of debt discount and issuance costs	114	1,036
Change in fair value of convertible notes derivative liability	—	3,085
Other	14	36
Changes in assets and liabilities:
Accounts receivable	6,145	(2,561)
Other current and long-term assets	(1,723)	(977)
Accounts payable	1,468	188
Due to third-party publishers	4,719	23,182
Accrued expenses	(3,034)	(5,926)
Deferred revenue	(274)	2,128
User redemption liability	(4,451)	(4,499)
Other current and long-term liabilities	11,872	4,887
Net cash provided by operating activities	67,469	93,930
Investing activities
Additions to property and equipment	(12,768)	(655)
Additions to capitalized software development costs	(10,360)	(7,001)
Net cash used in investing activities	(23,128)	(7,656)
Financing activities
Proceeds from exercise of stock options	8,312	7,649
Debt issuance costs	(2)	—
Proceeds from initial public offering, net	—	206,692
Deferred offering costs	—	(5,972)
Purchase of treasury stock	(178,180)	(15,611)
Taxes paid related to net share settlement of equity awards	(2,843)	(246)
Proceeds from employee stock purchase plan	2,036	—
Other financing activities	—	(103)
Net cash (used in) provided by financing activities	(170,677)	192,409
Net change in cash, cash equivalents, and restricted cash	(126,336)	278,683
Cash, cash equivalents, and restricted cash, beginning of period	349,690	62,591
Cash, cash equivalents, and restricted cash, end of period	$223,354	$341,274
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Supplemental disclosures of cash flow information
Interest paid	$171	$2,529
Income taxes paid	$4,333	$8,134
Supplemental disclosures of non-cash investing and financing activities
Deferred offering costs not yet paid	$—	$65
Share repurchase excise tax in accrued expenses	$1,788	$—
Stock-based compensation included in capitalized software development costs	$836	$317
Property and equipment in accounts payable and accrued expenses	$5,950	$119
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
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, which can be found in the Company’s Annual Report on Form 10-K. Certain prior year amounts have been reclassified to reflect the current year presentation.
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
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed financial statements and accompanying notes. Management evaluates its estimates that include, but are not limited to, the allowance for credit losses, useful lives and impairment of long-lived assets, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
development expense, income taxes and associated valuation allowances, leases, convertible notes derivative liability, contingent liabilities, revenue recognition, breakage, and stock-based compensation. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the condensed financial statements are reasonable, based on information available at the time they are made. Actual results could differ materially from these estimates.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets to the amounts reported in the condensed statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$223,296	$349,282
Restricted cash, current	58	408
Total cash, cash equivalents, and restricted cash	$223,354	$349,690
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by placing the large majority of its cash, cash equivalents, and restricted cash with major financial institutions within the United States. Credit risk with respect to accounts receivable is dispersed due to the large number of clients. The Company does not require collateral for accounts receivable.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which clarified the effective date of ASU No. 2024-03. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. While the application of this guidance will result in additional disclosure of expenses presented in the Company’s statements of operations, it is not expected to have a significant impact on the Company’s financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). ASU 2025-06 modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The guidance is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on our financial statements and related disclosures.
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
The Company’s breakage is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$1,850	$3,258	$6,497	$10,888
Cost of revenue	34	46	111	161
Sales and marketing	276	394	910	1,411
Total breakage	$2,160	$3,698	$7,518	$12,460
The user redemption liability was $69.6 million and $74.0 million as of September 30, 2025 and December 31, 2024, respectively.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued employee expenses	$10,897	$14,365
Other accrued expenses	5,827	3,600
Total accrued expenses	$16,724	$17,965
5. Long-Term Debt
Interest expense during the three and nine months ended September 30, 2025, and during the three months ended September 30, 2024, was immaterial. Interest expense during the nine months ended September 30, 2024 was $3.6 million, of which, $1.0 million was related to the amortization of the debt discount and issuance costs.
Convertible Notes
Prior to the Company’s initial public offering (IPO) in April 2024, the Company had convertible unsecured subordinated promissory notes (notes or convertible notes) that included certain conversion provisions that qualified as embedded derivatives under ASC 815, Derivatives and Hedging. The qualifying features were collectively bifurcated from the debt host and recorded as a derivative liability in the condensed balance sheets with the offset recorded as a discount to the notes. The derivative liability was accounted for on a fair market value basis. Changes in fair value were recognized in other income (expense), net, in the condensed statements of operations. The debt discount was amortized to interest expense over the contractual term of the debt using the straight-line method which approximates the effective interest method.
Concurrently upon the closing of the IPO, the convertible notes automatically converted into shares of the Company’s Class A common stock. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $9.6 million loss on extinguishment. Prior to the extinguishment, during the nine months ended September 30, 2024, losses of $3.1 million were recognized from the change in fair value of the embedded derivative liability.
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

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
As of September 30, 2025, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. Refer to Note 14 – Commitments and Contingencies for further discussion of the Company’s letters of credit.
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$219,207	$219,207	$—	$—
Total	$219,207	$219,207	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$346,070	$346,070	$—	$—
Total	$346,070	$346,070	$—	$—
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
During the three and nine months ended September 30, 2025 and 2024, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
7. Operating Leases
The Company’s leases primarily include office space for its corporate headquarters. Our prior headquarters lease expired in October 2025, and in November 2024, we executed a noncancelable operating lease for a new headquarters space that expires in February 2036. The new headquarters lease commenced during the nine months ended September 30, 2025, and we recognized an initial long-term lease liability of $24.2 million, an operating lease asset of $11.0 million, and a lease incentive

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
receivable of $13.2 million. The lease incentive receivable is the amount for which the landlord will reimburse the Company for certain leasehold improvements provided for under the lease agreement. The new lease includes options to extend through 2056 that we are not reasonably certain to exercise and are excluded from the lease term.
The components of lease cost were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$785	$269	$2,182	$808
Short-term lease cost	11	7	50	27
Variable lease cost	452	325	986	953
Total lease cost, net	$1,248	$601	$3,218	$1,788
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,455	$1,426
Right-of-use assets obtained in exchange for lease obligations	$10,951	$—
Supplemental balance sheet information related to operating leases was as follows (in thousands):

	Classification	September 30, 2025	December 31, 2024
Assets:
Right-of-use assets – current	Prepaid expenses and other current assets	$87	$831
Lease incentive receivable	Prepaid expenses and other current assets	7,704	—
Right-of-use assets – long-term	Operating lease assets	10,041	—
Total lease assets		$17,832	$831
Liabilities:
Operating lease liabilities – current	Other current liabilities	$158	$1,549
Operating lease liabilities – long-term	Operating lease liabilities, long-term	25,342	—
Total lease liabilities		$25,500	$1,549
The weighted average remaining lease term and discount rate were as follows:

September 30, 2025
Weighted average remaining lease term (in years)	10.4
Weighted average discount rate	6.69%

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Future maturities of lease liabilities as of September 30, 2025 are as follows:

Year ending December 31,	In thousands
Remainder of 2025	$161
2026	1,997
2027	2,805
2028	3,581
2029	3,671
Thereafter	24,754
Total minimum lease payments	36,969
Less: imputed interest	11,469
Present value of lease liabilities	$25,500
8. Stockholders’ Equity
The Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Preferred Stock
As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
The Company had shares of common stock reserved for issuance as follows:

	September 30, 2025	December 31, 2024
Stock options outstanding	2,607,715	3,279,483
Restricted stock units outstanding	2,241,677	1,043,621
Restricted stock purchase	—	11,641
Common stock warrant	4,121,034	4,121,034
Remaining shares reserved for future issuances under the 2024 Equity Incentive Plan	4,465,999	4,277,680
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	984,746	666,124
Total shares	14,421,171	13,399,583
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
As of September 30, 2025, the purchase price of $3.4 million had been released from the Company’s repurchase option and recorded to additional paid-in capital. As of December 31, 2024, $3.3 million had been released from the repurchase option and recorded to additional paid-in capital with the remainder of $0.1 million recorded in other current liabilities.
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
In September 2023, the performance conditions required for vesting were deemed probable, and the Company began to recognize stock-based compensation expense. During the three and nine months ended September 30, 2024, we recognized stock-based compensation of $2.2 million and $27.1 million, respectively, in sales and marketing expense associated with the Walmart Warrant. During the three and nine months ended September 30, 2025, we recognized stock-based compensation of $2.3 million and $6.6 million, respectively, in sales and marketing expense associated with the Walmart Warrant. All expense for the periods presented is related to the vesting of the service conditions.
Unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $23.5 million as of September 30, 2025. This amount is expected to be recognized over a weighted average period of 3.0 years.
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
During the three and nine months ended September 30, 2025, the Company repurchased 1,448,325 and 4,737,252 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $39.1 million and $180.7 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
2022. Repurchases are reflected as treasury stock on the condensed balance sheets on a trade-date basis. As of September 30, 2025, $89.9 million remains available and authorized for repurchase under the Share Repurchase Program.
9. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Redemption revenue	$72,081	$84,485	$218,688	$226,425
Ad & other revenue	11,179	14,136	35,175	42,449
Total revenue	$83,260	$98,621	$253,863	$268,874
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and cash back offers collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as consumers redeem offers over the term of the campaigns, net of the cash back offer, which generally occurs within 12 months. Deferred revenue was $4.7 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue recognized	$618	$27	$4,133	$1,687
10. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$622	$476	$1,904	$999
Sales and marketing(1)	4,133	4,347	14,135	34,777
Research and development	2,381	2,447	8,028	7,036
General and administrative	5,486	6,405	15,949	20,525
Total stock-based compensation expense	$12,622	$13,675	$40,016	$63,337
_______________
(1)Sales and marketing includes common stock warrant expense of $2.3 million and $2.2 million recognized during the three months ended September 30, 2025 and 2024, respectively, and $6.6 million and $27.1 million recognized during the nine months ended September 30, 2025 and 2024, respectively. See Note 8 – Stockholders’ Equity.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
The Company capitalized $0.3 million and $0.8 million of stock-based compensation expense to capitalized software development costs during the three and nine months ended September 30, 2025, respectively. The Company capitalized $0.1 million and $0.3 million of stock-based compensation expense to capitalized software development costs during the three and nine months ended September 30, 2024, respectively.
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
Stock Options
A summary of option activity for the nine months ended September 30, 2025, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	3,279,483	$15.49	6.5	$162,641
Exercised	(532,005)	15.62
Forfeited or expired	(139,763)	16.90
Options outstanding as of September 30, 2025	2,607,715	$15.38	5.6	$32,877
Options vested and exercisable as of September 30, 2025	2,185,719	$14.64	5.2	$29,010
During the nine months ended September 30, 2025, no stock options were granted and the total intrinsic value of stock options exercised was $16.4 million. As of September 30, 2025, unrecognized stock-based compensation expense was $4.9 million for unvested stock options and is expected to be recognized over a weighted average period of 1.8 years.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Restricted Stock Units (RSUs)
A summary of RSU activity for the nine months ended September 30, 2025, is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,043,621	$63.35
Granted	1,983,692	55.06
Vested	(377,223)	65.01
Forfeited or expired	(408,413)	65.15
Unvested and outstanding as of September 30, 2025	2,241,677	$55.41
As of September 30, 2025, unrecognized stock-based compensation expense was $102.2 million for unvested RSUs and is expected to be recognized over a weighted average period of 3.2 years.
CEO Performance-Based RSU

On April 17, 2024, the Company issued a performance-based RSU award to the CEO (CEO PRSU). The CEO PRSU awards a target number of RSUs to the CEO, totaling 125,216 RSUs, that become eligible to vest based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies in the Russell 2000 Index during the performance period from the grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. The award is subject to the CEO’s continued service to the Company, and the TSR condition is a market condition. In addition, the CEO PRSU is subject to acceleration upon a change in control. We recognized stock-based compensation expense related to the CEO PRSU of $1.3 million and $3.9 million during the three and nine months ended September 30, 2025, respectively, and $1.3 million and $2.4 million during the three and nine months ended September 30, 2024, respectively.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2025 and 2024, and unrecognized as of September 30, 2025 and 2024, related to the ESPP were immaterial. During the nine months ended September 30, 2025, the Company issued 39,768 shares of its Class A common stock under the ESPP. The Company issued no shares of stock under the ESPP during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
11. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $3.7 million and $5.0 million, respectively, resulting in an effective tax rate of 70.8% and 52.3%, respectively. During the three and nine months ended September 30, 2024 the Company recorded an income tax provision of $7.9 million and $14.9 million, respectively, resulting in an effective tax rate of 31.4% and 199.1%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock-based compensation, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA provides changes to the U.S. federal tax law, including expensing of U.S. research expenditures and eligible capital expenditures. The effects of the new law are reflected in the financial statements as of and for the periods ending September 30, 2025.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
12. Net Income (Loss) Per Share
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, basic and diluted net income (loss) per share are the same for Class A common stock and Class B common stock.
Basic and diluted net income (loss) per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$1,533	$17,239	$4,578	$(7,430)
Denominator:
Weighted average shares of common stock outstanding, basic	27,995,708	30,663,263	29,074,842	21,909,949
Plus: dilutive effect of stock options	1,261,485	2,685,989	1,734,302	—
Plus: dilutive effect of RSUs	112,574	218,237	180,052	—
Plus: dilutive effect of ESPP	7,070	—	10,331	—
Weighted average common shares outstanding, diluted	29,376,837	33,567,489	30,999,527	21,909,949
Net income (loss) per share, basic	$0.05	$0.56	$0.16	$(0.34)
Net income (loss) per share, diluted	$0.05	$0.51	$0.15	$(0.34)
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	261,011	—	95,973	3,688,752
RSUs	1,780,443	699,644	1,466,559	1,148,327
ESPP	—	56,353	—	56,353
Unvested shares of restricted stock purchase	—	37,192	—	37,192
Common stock warrant	4,121,034	4,121,034	4,121,034	4,121,034
Total shares excluded from diluted net income (loss) per share	6,162,488	4,914,223	5,683,566	9,051,658
13. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the nine months ended September 30, 2025 and 2024, the Company spent $1.9 million and $3.5 million, respectively, with Wilson Sonsini. During the three months ended September 30, 2025 and 2024, the Company spent $0.5 million and $0.7 million, respectively, with Wilson

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Sonsini. Amounts payable to Wilson Sonsini were immaterial as of September 30, 2025 and $0.4 million as of December 31, 2024.
14. Commitments and Contingencies
Letter of Credit
As of September 30, 2025 and December 31, 2024, the Company had standby letters of credit in the aggregate amount of $1.1 million and $1.4 million, respectively, related to office space leases. The Company’s restricted cash is held to secure $0.1 million and $0.4 million of the balance of the letters of credit as of September 30, 2025 and December 31, 2024, respectively. The remainder is collateralized by our 2024 Credit Facility.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of September 30, 2025 and December 31, 2024, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of September 30, 2025, future minimum payments with a remaining term in excess of one year under these non-cancelable purchase obligations were as follows:

Fiscal Year	In thousands
Remainder of 2025	$11,019
2026	37,002
2027	31,288
2028	26,239
2029	22,612
Thereafter	28,875
Total	$157,035
Legal Proceedings
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company's initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
promulgated thereunder. We intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
Impact of Macroeconomic Conditions
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions or decreases in consumer spending power or confidence, could lower promotional budgets and result in a decline in client spending which could adversely affect the number of offer redemptions on our network. Management continues to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, and workforce. For more information on risks associated with macroeconomic conditions, see the risk factor titled “Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.”

Financial and Operational Highlights

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	82,848	97,366	246,172	249,547
Redeemers(1)	18,165	15,287	17,530	13,825
Redemptions per redeemer(1)	4.6	6.4	14.0	18.0
Redemption revenue per redemption(1)	$0.87	$0.87	$0.89	$0.91
Revenue	$83,260	$98,621	$253,863	$268,874
Gross profit	$66,118	$86,449	$201,704	$233,904
Gross margin	79%	88%	79%	87%
Net income (loss)	$1,533	$17,239	$4,578	$(7,430)
Net income (loss) as a percent of revenue	2%	17%	2%	(3)%
Adjusted EBITDA(1)	$16,611	$36,519	$49,166	$84,452
Adjusted EBITDA margin(1)	20%	37%	19%	31%
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	20,793	31,571	64,354	87,819
Third-party publisher redemptions	62,055	65,795	181,818	161,728
Total redemptions	82,848	97,366	246,172	249,547
Redeemers:
Direct-to-consumer redeemers	1,638	1,909	1,629	1,879
Third-party publisher redeemers	16,527	13,378	15,901	11,946
Total redeemers	18,165	15,287	17,530	13,825
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	12.7	16.5	39.5	46.7
Third-party publisher redemptions per redeemer	3.8	4.9	11.4	13.5
Total redemptions per redeemer	4.6	6.4	14.0	18.0
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.10	$1.05	$1.13	$1.12
Third-party publisher redemption revenue per redemption	0.79	0.78	0.80	0.79
Total redemption revenue per redemption	$0.87	$0.87	$0.89	$0.91

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
Ibotta D2C redemptions
For the three months ended September 30, 2025 compared to the same period in 2024, D2C redemptions were approximately 20.8 million and 31.6 million, respectively. For the nine months ended

September 30, 2025 compared to the same period in 2024, D2C redemptions were approximately 64.4 million and 87.8 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions
For the three months ended September 30, 2025 compared to the same period in 2024, third-party publisher redemptions were approximately 62.1 million and 65.8 million, respectively. This decline was driven primarily by declines from existing third-party publishers, partially offset by the launch of new publishers, including Instacart and DoorDash. For the nine months ended September 30, 2025 compared to the same period in 2024, third-party publisher redemptions were approximately 181.8 million and 161.7 million, respectively. This growth was driven primarily by the launch of new publishers, including Instacart, DoorDash, and Family Dollar, offset by declines from existing third-party publishers. The decline in existing third-party publisher redemptions is due to a decrease in the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions
For the three months ended September 30, 2025 compared to the same period in 2024, total redemptions were 82.8 million and 97.4 million, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, total redemptions were 246.2 million and 249.5 million, respectively.
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
Ibotta D2C redeemers
For the three months ended September 30, 2025 compared to the same period in 2024, D2C redeemers were 1.6 million and 1.9 million, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, D2C redeemers were 1.6 million and 1.9 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redeemers
For the three months ended September 30, 2025 compared to the same period in 2024, third-party publisher redeemers were approximately 16.5 million and 13.4 million, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, third-party publisher redeemers were approximately 15.9 million and 11.9 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. This growth was driven primarily by the launch of new partners, including Instacart and DoorDash, and the growth of existing third-party publishers.
Total redeemers
For the three months ended September 30, 2025 compared to the same period in 2024, total redeemers were approximately 18.2 million and 15.3 million, respectively. For the nine months ended

September 30, 2025 compared to the same period in 2024, total redeemers were approximately 17.5 million and 13.8 million, respectively.
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
Ibotta D2C redemptions per redeemer
For the three months ended September 30, 2025 compared to the same period in 2024, D2C redemptions per redeemer were approximately 12.7 and 16.5, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, D2C redemptions per redeemer were approximately 39.5 and 46.7, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions per redeemer
For the three months ended September 30, 2025 compared to the same period in 2024, third-party publisher redemptions per redeemer were approximately 3.8 and 4.9, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, third-party publisher redemptions per redeemer were approximately 11.4 and 13.5, respectively. The decrease was driven by the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions per redeemer
For the three months ended September 30, 2025 compared to the same period in 2024, total redemptions per redeemer were approximately 4.6 and 6.4, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, total redemptions per redeemer were approximately 14.0 and 18.0, respectively.
Redemption revenue per redemption
Redemption revenue per redemption is the redemption revenue divided by the number of redemptions in that period. Redemption revenue per redemption is an indication of our fee, which is generally charged as a fixed dollar amount per redemption. In any period, our redemption revenue per redemption can fluctuate based on the product category mix of offers being redeemed and the impact of inflation on a product’s manufacturer’s suggested retail price (MSRP). Product category mix can be impacted by factors such as seasonal promotions, including back-to-school items in the third quarter or holiday promotions on grocery and food items in the fourth quarter of each year. Our fee is generally charged as a fixed dollar amount per redemption based on the retail price of the specific item being promoted.
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

Ibotta D2C redemption revenue per redemption
For the three months ended September 30, 2025 compared to the same period in 2024, D2C redemption revenue per redemption was $1.10 and $1.05, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, D2C redemptions revenue per redemption was $1.13 and $1.12, respectively. These changes were driven primarily by offer mix.
Third-party publisher redemption revenue per redemption
For the three months ended September 30, 2025 compared to the same period in 2024, third-party publisher redemption revenue per redemption was $0.79 and $0.78, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, third-party publisher redemption revenue per redemption was $0.80 and $0.79, respectively. These changes were driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended September 30, 2025 compared to the same period in 2024, total redemption revenue per redemption was $0.87 and $0.87, respectively. For the nine months ended September 30, 2025 compared to the same period in 2024, total redemption revenue per redemption was $0.89 and $0.91, respectively.
Non-GAAP Measures
To supplement our condensed financial statements prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA margin.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is earnings before interest income, net, provision for income taxes, and depreciation and amortization expense, and excludes stock-based compensation expense, change in fair value of derivative, loss on debt extinguishment, restructuring charges, and other (income) expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
Adjusted EBITDA and Adjusted EBITDA margin are used by our management team as additional measures of our performance for purposes of business decision-making, including managing expenditures and developing budgets, and evaluating strategic opportunities. Period-over-period comparisons of Adjusted EBITDA and Adjusted EBITDA margin help our management team identify additional trends in our financial results that may not be shown solely by comparisons of net income and net income as a percentage of revenue, respectively. In addition, we may use Adjusted EBITDA and Adjusted EBITDA margin in the incentive compensation programs applicable to some of our employees in order to evaluate our performance.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,533	$17,239	$4,578	$(7,430)
Add (deduct):
Interest income, net	(2,510)	(4,436)	(8,831)	(5,303)
Depreciation and amortization(1)	1,243	2,137	5,853	6,160
Stock-based compensation(2)	12,622	13,675	40,016	63,337
Change in fair value of derivative	—	—	—	3,085
Loss on debt extinguishment	—	—	—	9,630
Restructuring charges	380	—	2,496	—
Provision for income taxes	3,719	7,888	5,025	14,926
Other (income) expense, net(3)	(376)	16	29	47
Adjusted EBITDA	$16,611	$36,519	$49,166	$84,452
Revenue	$83,260	$98,621	$253,863	$268,874
Net income (loss) as a percent of revenue	2%	17%	2%	(3)%
Adjusted EBITDA margin	20%	37%	19%	31%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended September 30, 2025 and 2024 was $0.6 million and $1.1 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $3.2 million and $3.1 million, respectively.
(2)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$622	$476	$1,904	$999
Sales and marketing	4,133	4,347	14,135	34,777
Research and development	2,381	2,447	8,028	7,036
General and administrative	5,486	6,405	15,949	20,525
Total stock-based compensation	$12,622	$13,675	$40,016	$63,337
(3)Other (income) expense, net is comprised of loss (gain) on disposal of assets and penalties.
Components of Results of Operations
Revenue
We provide a platform to CPG brands to deliver digital promotions to consumers. The majority of our revenues are derived from the fees we charge to clients when consumers redeem offers on the IPN by purchasing promoted products. We also derive revenue from the sale of ad products to clients to promote their offers, as well as from the sale of data products.
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
We expect cost of revenue to increase as we continue to invest in our platform, acquire new publishers, and grow revenue.
Operating expenses
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, self-funded user awards, net of the related breakage, media spend, B2B marketing, common stock warrant expense, software licensing costs, market research, public relations, and professional fees. Personnel-related costs include salaries, stock-based compensation, bonuses, benefits, taxes, restructuring charges, and travel. Self-funded user awards are awards related to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy.
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
We expect research and development expenses to increase as we focus on further improvements to, and maintenance of, our platform and infrastructure. However, they may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, professional fees for external legal, accounting and other consulting services, software licensing costs, facilities costs, corporate insurance, bad debt, company events, and taxes, licenses, and other fees. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, travel, bonuses, recruiting fees, and restructuring charges.
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
Other income (expense), net
Other income (expense), net consists of losses on the convertible notes derivative liability, penalties, and gains and losses on the disposal of assets.
Provision for income taxes
The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business, with the exception of the fourth quarter of 2024 when we released our valuation allowance on our deferred tax assets.

Results of Operations
The following tables set forth our results of operations in dollars for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$83,260	$98,621	$253,863	$268,874
Cost of revenue(1)	17,142	12,172	52,159	34,970
Gross profit	66,118	86,449	201,704	233,904
Operating expenses(1):
Sales and marketing	26,629	27,761	85,296	105,908
Research and development	14,022	16,285	46,836	47,452
General and administrative	22,465	20,631	66,115	62,493
Depreciation and amortization	636	1,065	2,656	3,096
Total operating expenses	63,752	65,742	200,903	218,949
Income from operations	2,366	20,707	801	14,955
Interest income, net	2,510	4,436	8,831	5,303
Loss on debt extinguishment	—	—	—	(9,630)
Other income (expense), net	376	(16)	(29)	(3,132)
Income before provision for income taxes	5,252	25,127	9,603	7,496
Provision for income taxes	(3,719)	(7,888)	(5,025)	(14,926)
Net income (loss)	$1,533	$17,239	$4,578	$(7,430)
_______________
(1)Amounts include stock-based compensation expense as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$622	$476	$1,904	$999
Sales and marketing	4,133	4,347	14,135	34,777
Research and development	2,381	2,447	8,028	7,036
General and administrative	5,486	6,405	15,949	20,525
Total stock-based compensation	$12,622	$13,675	$40,016	$63,337

Comparison of the three months ended September 30, 2025 and 2024
Revenue

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$22,811	$33,144	$(10,333)	(31)%
Ad & other revenue	11,179	14,136	(2,957)	(21)%
Total direct-to-consumer revenue	33,990	47,280	(13,290)	(28)%
Third-party publishers revenue
Redemption revenue	49,270	51,341	(2,071)	(4)%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	49,270	51,341	(2,071)	(4)%
Total
Redemption revenue	72,081	84,485	(12,404)	(15)%
Ad & other revenue	11,179	14,136	(2,957)	(21)%
Total revenue	$83,260	$98,621	$(15,361)	(16)%
Total redemption revenue decreased $12.4 million, or 15%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to a $10.3 million decrease in revenue from the Ibotta D2C properties and a $2.1 million decrease in revenue from third-party publishers. The decrease in total redemption revenue was due to a decrease in the quantity and quality of offers available to each redeemer.
Ad & other revenue decreased $3.0 million, or 21%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven primarily by reduced client spend on D2C ad products.
Cost of revenue

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$17,142	$12,172	$4,970	41%
Cost of revenue increased $5.0 million, or 41%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to the addition of third-party publishers.

Sales and marketing

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$26,629	$27,761	$(1,132)	(4)%
Sales and marketing decreased $1.1 million, or 4%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to decreases of $1.0 million in self-funded user awards and $0.6 million in media spend, partially offset by an increase of $0.5 million in personnel-related costs. The decreases in self-funded user awards and media spend were driven by shifts in marketing strategy. The increase in personnel-related costs was driven primarily by $0.4 million of restructuring charges.
Research and development

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$14,022	$16,285	$(2,263)	(14)%
Research and development decreased $2.3 million, or 14%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to decreases of $1.9 million in personnel-related costs and $0.3 million in software licensing costs. The decrease in personnel-related costs was related primarily to higher capitalization of personnel costs due to increased investment in our platform and infrastructure and a decrease in average headcount.
General and administrative

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$22,465	$20,631	$1,834	9%
General and administrative increased $1.8 million, or 9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to increases of $2.0 million in professional fees largely attributable to legal matters, $0.6 million in facilities costs due to the commencement of a new office space lease in the first quarter of 2025, and $0.5 million in software licensing costs. These increases were partially offset by a decrease of $1.1 million in personnel costs related primarily to stock-based compensation.

Depreciation and amortization

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Depreciation and amortization	$636	$1,065	$(429)	(40)%
Depreciation and amortization decreased $0.4 million, or 40%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a decrease in amortization of infrastructure-related software development costs.
Interest income, net

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income, net	$2,510	$4,436	$(1,926)	(43)%
Interest income, net, decreased $1.9 million, or 43%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by decreases in cash and cash equivalents and interest rates.
Other income (expense), net

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other income (expense), net	$376	$(16)	$392	NM(1)
_______________
(1)NM - not meaningful
Other income, net, increased $0.4 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to the favorable settlement of a tax matter.
Provision for income taxes

	Three months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$3,719	$7,888	$(4,169)	(53)%

The provision from income taxes decreased $4.2 million, or 53%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to the decrease in pre-tax book income.

Comparison of the nine months ended September 30, 2025 and 2024
Revenue

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$72,635	$98,426	$(25,791)	(26)%
Ad & other revenue	35,175	42,449	(7,274)	(17)%
Total direct-to-consumer revenue	107,810	140,875	(33,065)	(23)%
Third-party publishers revenue
Redemption revenue	146,053	127,999	18,054	14%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	146,053	127,999	18,054	14%
Total
Redemption revenue	218,688	226,425	(7,737)	(3)%
Ad & other revenue	35,175	42,449	(7,274)	(17)%
	$253,863	$268,874	$(15,011)	(6)%
Total redemption revenue decreased $7.7 million, or 3%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to a $25.8 million decrease in revenue from the Ibotta D2C properties, partially offset by an $18.1 million increase in revenue from third-party publishers. The decrease in total redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each redeemer.
Ad & other revenue decreased $7.3 million, or 17%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven primarily by reduced client spend on D2C ad products.
Cost of Revenue

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$52,159	$34,970	$17,189	49%
Cost of revenue increased $17.2 million, or 49%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due primarily to the addition of new publishers.

Sales and marketing

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$85,296	$105,908	$(20,612)	(19)%
Sales and marketing decreased $20.6 million, or 19%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to decreases of $20.5 million in stock-based compensation expense related primarily to the Walmart Warrant for additional shares granted upon the closing of the IPO under the warrant’s anti-dilution provision, $1.9 million in media spend, $1.2 million in self-funded user awards, and $0.7 million in B2B marketing. These decreases were partially offset by an increase of $3.4 million in personnel-related costs. The decreases in media spend, self-funded user awards and B2B marketing resulted from a shift in marketing strategy. The increase in personnel-related costs was driven by $1.5 million of restructuring charges and the remainder due to increases in sales bonus, average salary, and benefits expenses.
Research and development

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$46,836	$47,452	$(616)	(1)%
Research and development decreased $0.6 million, or 1%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to decreases of $1.2 million in personnel-related costs, excluding stock-based compensation, and $0.6 million in software licensing costs, partially offset by an increase of $1.0 million in stock-based compensation expense. The decrease in personnel-related costs, excluding stock-based compensation, was primarily related to higher capitalization of personnel costs due to increased investment in our platform and infrastructure partially offset by $0.7 million of restructuring charges. The increase in stock-based compensation was driven by a $3.9 million increase in recurring equity compensation, partially offset by decreases of $1.5 million related to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO and $1.4 million related to a higher allocation of personnel costs to cost of revenue due to continued investment in our platform and infrastructure.
General and administrative

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$66,115	$62,493	$3,622	6%
General and administrative increased $3.6 million, or 6%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to increases of $4.4 million in professional fees largely attributable to legal matters, $1.4 million in facilities costs due to the commencement of a new office space lease in the first quarter of 2025, $1.0 million in software licensing costs, $0.7 million in bad debt expense, and $0.4 million in corporate insurance. These increases were partially offset by a $4.6 million decrease in stock-based compensation expense driven by decreases of

$8.0 million related to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO and $1.6 million from the reversal of previously recognized expense for unvested equity awards related to the departure of the Company’s former chief financial officer in March 2025, partially offset by a $5.0 million increase in recurring equity compensation.
Depreciation and amortization

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Depreciation and amortization	$2,656	$3,096	$(440)	(14)%
Depreciation and amortization decreased $0.4 million, or 14%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a decrease in amortization of infrastructure-related software development costs.
Interest income, net

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income, net	$8,831	$5,303	$3,528	67%
Interest income, net, increased $3.5 million, or 67%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to a $3.2 million decrease in interest expense resulting from the extinguishment of the convertible notes upon IPO, as well as an increase in interest earned on cash and cash equivalents driven largely by the IPO proceeds.

Loss on debt extinguishment

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$9,630	$(9,630)	(100)%
Loss on extinguishment of debt decreased $9.6 million during the during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO.
Other expense, net

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other expense, net	$29	$3,132	$(3,103)	(99)%
Other expense, net, decreased $3.1 million, or 99%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $3.1 million decrease in the loss on the convertible notes derivative liability, which was settled in connection with the IPO.
Provision for income taxes

	Nine months ended September 30,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Provision for income taxes	$5,025	$14,926	$(9,901)	(66)%

The provision for income taxes decreased $9.9 million, or 66%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the impact of non-deductible items including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions, partially offset by the benefit of research and development tax credits.
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity included $223.3 million of cash and cash equivalents and $99.0 million of available capacity under a revolving line of credit.
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
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of September 30, 2025, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding credit agreements, see Note 5 - Long-Term Debt to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of September 30, 2025 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. However, the exercisability of a portion of the Walmart Warrant is subject to certain performance conditions and forfeiture features, and we cannot make assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 8 - Stockholders' Equity to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
During the three and nine months ended September 30, 2025, the Company repurchased 1,448,325 and 4,737,252 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $39.1 million and $180.7 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the condensed balance sheets on a trade-date basis. As of September 30, 2025, $89.9 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$67,469	$93,930
Net cash used in investing activities	(23,128)	(7,656)
Net cash (used in) provided by financing activities	(170,677)	192,409
Net change in cash, cash equivalents, and restricted cash	$(126,336)	$278,683
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
Net cash provided by operating activities decreased $26.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was a result of a $12.0 million increase in net income adjusted for a $36.8 million decrease in non-cash charges and a $1.7 million decrease in net cash inflows from changes in operating assets and liabilities.
The decrease in non-cash charges was largely driven by the IPO in the prior year, including accelerated stock-based compensation and losses on the extinguishment of the convertible notes and derivative liability. The decrease in net cash inflows from changes in operating assets and liabilities was primarily due to cash outflows of $18.5 million from liabilities due to third-party publishers driven by the timing and ramp up of new publishers and $2.4 million from deferred revenue. These cash outflows were partially offset by cash inflows of $8.7 million from accounts receivable due to the timing of client payments, $6.2 million from other assets and liabilities primarily related to the collection of a portion of the lease incentive receivable, $2.9 million from accrued expenses, and $1.3 million from accounts payable. The change in accrued expenses was primarily driven by higher accrued employee expenses as of December 31, 2023 compared to December 31, 2024, paid in the first quarter of the following year, the timing of gift card purchases, and an increase in other accrued liabilities.
Investing Activities
Net cash used in investing activities increased $15.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by a $12.1 million increase in additions to property and equipment driven by leasehold improvements for our new corporate headquarters and a $3.4 million increase in additions to capitalized software development costs.
Financing Activities
Net cash used in financing activities increased $363.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by $200.7 million of net IPO proceeds in the prior year, a $162.6 million increase in purchases of treasury stock, and a $2.6 million increase in taxes paid related to the net share settlement of equity awards, partially offset by increases of $2.0 million in proceeds from the employee stock purchase plan and $0.7 million in proceeds from the exercise of stock options.
Material Cash Requirements
Operating leases
Our operating lease commitments primarily include our corporate office space. As of September 30, 2025, we had noncancellable lease obligations of $37.0 million, of which $1.6 million is payable within 12 months and the remainder thereafter. For additional discussion on our operating leases, refer to Note 7 - Operating Leases to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
Purchase Commitments
The Company has non-cancelable purchase obligations that relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business. As of September 30, 2025, we had fixed noncancellable purchase obligations of $157.0 million, of which $37.2 million is payable within 12 months and the remainder thereafter. For additional discussion on these contractual commitments, refer to Note 14 - Commitments and Contingencies to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and our floating rate debt. As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $223.4 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as of September 30, 2025.
Our line of credit bears interest at floating rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of September 30, 2025, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, results of operations, or prospects.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial and accounting officer have concluded that these disclosure controls were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5 promulgated thereunder. We intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
•We may not be able to grow our revenue.
•We provide content to publishers indirectly through technology partners and our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with those partners.
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which has made, and may in the future make, it difficult to predict our future performance.
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
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of September 30, 2025, we had an accumulated deficit of $135.9 million. We expect our costs will increase over time as we expect to invest significant additional funds towards growing our business and operating as a public company. See the risk factor titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives will also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the industry. In addition, we have made, and in the future may make, concessions to publishers, CPG brands, and retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. As a result, the impact of concessions on our financial results may continue into future periods or have greater impacts than we anticipate. We have also incurred, and may in the future incur, higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in shopping. For example, we expect that sales operating expenses will increase for the foreseeable future, primarily stemming from increased headcount. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the direct-to-consumer (D2C) shopping experience, client support, and consumer acquisition and onboarding costs. Our efforts to encourage the growth of loyalty programs on publishers’ apps and websites may cause, and have previously caused, fewer consumers to use our D2C properties. This may, in the future, lead to a loss of revenue and adversely affect our financial position. We also expect to continue to face greater compliance costs associated with the increased scope of our business and being a public company.
We have encountered, and may in the future encounter, unforeseen operating expenses, difficulties, complications, delays, and other factors, including as we expand our business, execute on strategic initiatives, and navigate macroeconomic uncertainty, which may result in losses or a failure to generate profitable growth in future periods.

As such, due to these factors and others described in the “Risk Factors” section, including the risk factor titled, “We may not be able to grow our revenue,” we may not be able to maintain profitability or generate profitable growth in the future. If we are unable to maintain profitability, the value of our business and the trading price of our Class A common stock could be materially adversely affected.
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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores LLC (Family Dollar), Maplebear Inc. (Instacart), and DoorDash, Inc. (DoorDash, announced in January 2025 and launched to the majority of DoorDash customers during the second quarter of 2025). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to develop or continue partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Both our redeemers and their level of redemptions are critical to our success. During the nine months ended September 30, 2025, total redeemers were approximately 17.5 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have in the past experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2025, we did not secure enough offer supply from CPG brands relative to the growth of redeemers across our network. As a result, our redemptions and redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network or if we do not do so to a greater extent than our competitors, publishers, CPG brands, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
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
If our CPG brands terminate or reduce their relationships with us, or suspend, limit, or cease their operations or otherwise, our business, financial condition, results of operations, and prospects could be materially adversely affected. From time to time, our CPG brands have reduced their investments with us. Also, since our contracts with CPG brands are generally less than one year long, CPG brands have in the past not renewed, and could in the future not renew, their contracts with us, which could also materially adversely affect our business, financial condition, results of operations, and prospects.
If our CPG brands choose to materially alter the breadth, depth, or parameters of the offers they provide to us for distribution throughout our network, this could cause unforeseen reductions in the number of redemptions.

Further, our revenue has fluctuated, and may in the future fluctuate, due to changes in marketing budgets of CPG brands, including in response to macroeconomic uncertainty. CPG brands can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations. For example, budget pressures or unspent budgets at the end of a CPG brand’s fiscal year may lead to unexpected reduced or increased spending on our network. CPG brands and media agencies may also determine that other media tactics are more compelling and divert investment to such tactics, leading to fewer offers. Investment from CPG brands may also fluctuate or cease because of certain macroeconomic factors, like supply chain constraints, tariffs, or regulatory and economic uncertainty. For example, in the first half of 2022, our D2C redemptions per redeemer were negatively impacted due to supply chain constraints that made it difficult for our CPG brands to keep their product on shelves and led to decreased promotions on high frequency purchased products.
Our contract negotiation process with CPG brands can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to develop or continue relationships with CPG brands, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. CPG brands may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal, which could materially adversely affect our business, financial condition, results of operations, and prospects. CPG brand consolidation may also result in a decrease in or cessation of engagement with Ibotta or result in Ibotta receiving less favorable contract terms with the consolidated entity. CPG brands have experienced, and could in the future experience, downturns or fail, including due to macroeconomic pressures, and have ceased, or could in the future cease, use of Ibotta altogether for many reasons. CPG brands have traditionally been slow to adopt new digital offer programs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our products and offerings by our current and potential CPG brands. If we lack a sufficient variety and supply of CPG brands or lack access to the most popular CPG brands, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We may not be able to grow our revenue.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the three and nine months ended September 30, 2025, our revenue was $83.3 million and $253.9 million, respectively. There can be no assurances that our revenue will grow at any particular rate, or at all, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods.
Our revenue has fluctuated, and may in the future fluctuate, due to changes in the marketing budgets of existing and prospective clients, and the timing of their marketing spend. Our growth also depends on our publishers’ efforts to promote their digital offers programs. Existing and prospective clients can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations.
Our business is complex and evolving. We are currently, and may continue to, offer new products and technologies, pricing, service models, and delivery methods to existing and prospective clients. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. In addition, if we shift a greater number of our arrangements with publishers, CPG brands, and retailers to new pricing models and we are not able to deliver on the results, our revenue growth and revenue could be negatively affected.
We believe that our revenue growth will depend on our ability to, among other factors:
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
For example, our Ad & other revenue decreased in 2024 compared to 2023 due to a shift in CPG client spend from Ad & other revenue to redemption revenue.

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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with our technology partners. Our ability to deliver offers at-scale is dependent on adding new technology partners and maintaining our existing technology partners. Our contract negotiation process with such technology partners can be lengthy, which can contribute to variability in our revenue generation. As a result, it is difficult to predict our ability to develop or continue partnerships with technology partners and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our technology partners may also ask to modify their agreement terms in a cost-prohibitive or detrimental manner. Our inability to maintain our relationships with our technology partners on terms consistent with, or better than, those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which has made, and may in the future make, it difficult to predict our future performance.
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
•the impact of the U.S. federal government shutdown on the U.S. economy, capital markets, publishers, CPG brands, retailers, consumers, and our business;
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
The variability and unpredictability of our results of operations could result in our failure to meet the expectations of investors or analysts with respect to revenue or other results of operations for a particular period. If we fail to meet or fail to exceed such expectations, the market price of our Class A common stock could fall substantially, as it has previously, and we have, and could in the future, face potentially costly lawsuits, including securities class action suits.
Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including as a result of regulatory and economic uncertainty, slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, the U.S. federal government shutdown, geopolitical events, including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen conflicts such as the impact of the Russia and Ukraine conflict and Hamas and Israel conflict, changes in the labor market, downturns that could result in store closures, publisher or retail failures, our clients having lower promotional budgets, or decreases in consumer spending power or confidence, have in the past resulted, and could in the future result, in a decline in client spending, which could materially adversely affect the number of offer redemptions on our network.
Supply chain disruptions have adversely affected, and could in the future adversely affect, the willingness of our clients to continue promoting their products through the IPN. For example, in the first half of 2022, our D2C redemptions per redeemer were negatively impacted due to supply chain constraints, which made it difficult for our clients to keep their product on shelves and decreased promotions on products purchased with high frequency. Clients experienced decreased inventory levels, increased shipment delays, increased freight costs, and elevated levels of demand, leading to decreased demand for our platform and decreased revenues, as well as decreased earning opportunities.
An increase in our clients’ operating costs, or other deterioration in the financial condition of our partners, whether due to macroeconomic conditions (such as inflation) or otherwise, has caused, and could in the future cause, our clients to reduce discount offerings. These factors could also cause clients to renegotiate contract terms, which may impact our fee agreements with them. If such clients or publishers on our network were to cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with a sufficient selection of CPG brands and retailers, and they may be less likely to use our network. Small businesses that do not have substantial resources, like some of our CPG brands, retailers, and publishers, tend to be more adversely affected by poor economic conditions than larger businesses.

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
Our integrated retailers provide us with item-level data that is integral to our platform because such data helps facilitate a simpler redemption of offers on our D2C properties. We also allow thousands of online retailers to advertise and present consumers with their own cash back offers on our D2C properties. Our ability to renew, maintain, and expand our relationships with retailers is dependent on, among other factors, our ability to increase the number of consumers that use our network, and any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects. If our retailers terminate their relationships with us or suspend, limit, or cease their operations, as they have in the past, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Retailer consolidation may also result in a decrease in or cessation of engagement with Ibotta, or result in Ibotta receiving less favorable contract terms with the consolidated entity. Retailers have experienced, and could in the future experience, downturns or fail, including due to macroeconomic pressures, and have ceased, and could in the future cease, using Ibotta altogether for many reasons.
If we fail to effectively manage our growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have experienced growth in our business and we anticipate continuing to experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to around 800 as of September 30, 2025 (following a reduction in force in February 2025). This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
We have limited experience operating our business at its current scale, including the distribution of our offers to publishers. For example, in September of 2023, Walmart made its program available to all Walmart customers with a Walmart.com account. Dollar General joined the IPN in 2022 and began hosting Ibotta’s cash back offers in 2023. Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our publishers, CPG brands, retailers, and consumers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives have had, and may in the future have, lengthy return on investment time horizons, such as certain investments in our platform. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing clients and publishers. We may not successfully accomplish any of these objectives in a timely manner or at all.
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
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which has caused, and may in the future cause, our results of operations to fluctuate significantly.
Our sales cycle can be long, and we have made, and in the future may make, investments and incur significant expenses before an agreement or renewal with CPG brands, retailers, or publishers is reached, if at all, and before we are able to generate revenue, if any, from such agreement or renewal. There are no guarantees that we will be able to recoup such investments and expenses, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the length of time that CPG brands, retailers, or publishers devote to their evaluation, contract negotiation, and budgeting processes varies significantly. In particular, our contract negotiation process with publishers can be lengthy. Our sales cycles can be lengthy in certain cases, especially with respect to our prospective large end publishers or clients. During the sales cycle, we expend significant time and money on sales and marketing activities, which lower our operating margins, particularly if no sale occurs. Even if we expand our relationship with publishers, CPG brands, and retailers, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. In addition, due to macroeconomic uncertainties, our development of new technologies, or other factors, our sales cycle has been, and may in the future be, extended, and there may be delays and reductions of expenditures and cancellations by clients. There are many other factors that contribute to variability of our revenue recognition, including budgetary constraints and changes in personnel. Recently announced reorganizations in our sales organization have affected the productivity of our sales force and lengthened sales cycles. Transitions to new product features like cost per incremental dollar (CPID) have also lengthened sales cycles. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our business is typically affected by seasonality, which results in fluctuations in our operating results.
Historically, we have been affected by seasonality, with our business historically having higher revenues in the fourth quarter of each fiscal year, mirroring that of consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season and decreases in the first quarter. For example, the fourth quarter for the fiscal years ended 2024 and 2023 represented 27% and 31% of total revenue, respectively. At the same time, certain of our clients’ budgets have depleted, and may in the future deplete, over the course of the year. We typically see high redemption volume in the second half of the year where a larger number of offers being redeemed have lower redemption revenue per redemption. However, there can be no assurances such seasonal trends will consistently repeat each year. Also, the mix of product sales may vary considerably from time to time. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance and we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.
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
Changes in immigration laws or varying applications of immigration laws to limit the availability of certain work visas or increased visa fees in the United States, as recently occurred with respect to H-1B visas, may impact our ability to hire the engineering and other talent that we need to continue to enhance our platform, which could have an adverse impact on our business, financial condition, results of operations, and prospects. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas for our technology professionals. In addition, we may be limited in our ability to recruit global talent by U.S. immigration laws, including those related to H-1B visas.
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
If we do not spend our development budget efficiently on commercially successful and innovative technologies, tools, and offerings, or if we are unable to timely introduce and commercialize such technologies, tools, and offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent and unproven business strategies, metrics, and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new technologies, tools, and offerings could distract management from current operations and have diverted, and could in the future divert, capital and other resources from our more established technologies, tools, and offerings. Our development efforts could also be hindered if we do not receive, from our D2C platform or publishers, the data and capabilities needed to develop and maintain these technologies, tools, and offerings.
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
In addition, we have in the past encountered, and may in the future encounter, difficulty collecting our accounts receivable and could be exposed to risks associated with uncollectible accounts receivables, particularly since some of our clients are emerging brands. Also, our larger clients generally have longer payment terms, which impact the timing of our collections. Economic conditions have impacted, and may in the future impact, some of our clients’ ability to pay their accounts payable. While we will attempt to monitor our accounts receivable carefully and try to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur. Should more clients than we anticipate experience liquidity issues, or if payment is not received on a timely basis or at all, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
In addition, from time to time, we are involved in legal proceedings relating to matters including patent, copyright, commercial, product liability, consumer protection, employment, class action, whistleblower, and other litigation, in addition to governmental and other regulatory inquiries, investigations, and proceedings. We also have received and may in the future receive claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we, from time to time, have settled, and may in the future settle, disputes, even when we have meritorious claims or defenses. Although we have insurance that may provide coverage for some kinds of claims we may face, that insurance may not cover some kinds of claims or types of relief and may not be adequate in a particular case. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our agreements with publishers, CPG brands, retailers, and other third parties have included, and may in the future include, indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our solutions or other contractual obligations, including those relating to data use and consumer consent. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments, individually or in the aggregate across third parties, could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We collect, receive, store, generate, use, transfer, disclose, dispose of, share, and otherwise process (Process or Processing) data about consumers, including personal information or personal data, and other confidential or proprietary information, for various purposes, including legal, marketing, and other business-related purposes. Cyberattacks, denial or degradation of service attacks, ransomware attacks, business email compromises, account takeover attacks, malware, viruses, social engineering (including phishing), identity theft, fraudulent payment requests, and other malicious online and related activities are prevalent in our and our service providers’, clients’, and publishers’ industries. Advances in computer and software capabilities and increasing sophistication of hackers have increased these and other cybersecurity risks. Geopolitical tensions and conflicts may also increase these risks. We and our service providers, clients, or publishers have experienced, and may in the future experience, cyber-attacks, unavailable, disrupted, or degraded systems, and unauthorized access to or other Processing of data due to these risks, among others, including employee error or malfeasance, theft or misuse, attacks by nation-state and affiliated actors, and advanced persistent threat intrusions. We have been and may in the future become the subject of cyberattacks, including those seeking unauthorized access to our data or other data we maintain or process. We may not be able to anticipate or to implement effective preventive and remedial measures against all threats, and we cannot guarantee that our security or recovery measures will be adequate to prevent, detect, or address security breaches or incidents, service degradation or interruptions, system failures, data loss, theft, or other unauthorized Processing, or other material adverse consequences. Our security measures, and those of companies we may acquire and our service providers, clients, and publishers, could fail or be insufficient, resulting in interruptions or other disruptions to systems, the loss or unavailability of, or unauthorized use or other Processing of our or our clients’, publishers’ or consumers’ data or other data that we or our service providers or partners Process, or other security breaches or incidents. The time, expense, and resources required to respond to an actual or perceived security breach or incident and/or to mitigate any security vulnerabilities that may be identified could be significant, we may face difficulties or delays in so doing, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation or degradation of service, negative publicity, and other harm to our business and our competitive position. We could be required to implement additional security measures or to fundamentally change our business activities and practices in response to a security breach or incident. Many of our employees work remotely, which may pose additional cybersecurity risks.
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
Our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from integrated retailers, publishers, and other parties, and data from our own operating history. Using device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our integrated retailers, publishers, and other data providers, collect information about the interactions of consumers with our retailers’ digital and in-store properties, our owned and operated properties, and certain other publisher sites and mobile apps, as well as other data such as location. We may enhance this data with other data that we obtain from data providers. For example, we have used demographic data to create control and test groups to measure the incremental impact of our offers. Our ability to successfully leverage such data depends on our continued ability to access, use, and share such data, which can be restricted by a number of factors, including consumer choice; the success in obtaining consumer consent; restrictions imposed by our integrated retailers, publishers, and other data partners or other third parties; restrictions imposed by web browser developers or other software developers, or operating system platforms; changes in technology, including changes in web browser technology; and new developments in laws, regulations, and industry standards. Resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory and/or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to process data or reduce our ability to deliver relevant promotions or media, which could materially adversely affect our business, financial condition, results of operations, and prospects. See the risk factor titled, “Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations, and industry standards could materially adversely affect our business, financial condition, results of operations, and prospects” for additional information.
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
Risks Related to Our Intellectual Property
We may not be able to adequately protect our intellectual property rights and have been, and may in the future be, accused of infringing intellectual property rights of third parties.
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
We are subject to tax laws, regulations, and policies of U.S. federal, state, and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, including recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise affect our tax positions and/or our tax liabilities. We are currently evaluating the full impact of the OBBB Act on us. This legislation or other developments or changes in tax laws or rulings in jurisdictions in which we operate could affect our effective tax rate and our operating results.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of September 30, 2025, Mr. Leach and entities affiliated with Mr. Leach held approximately 72.4% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2025, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 80.3% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
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
We cannot predict the prices at which our Class A common stock will trade. The trading price of our Class A common stock has fluctuated, and could continue to fluctuate, in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the other risk factors described elsewhere in this “Risk Factors” section as well as:
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
The market price and trading volume for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. Analysts have in the past, and could in the future, change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, which has caused, and could in the future cause, the price of our securities to decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
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
The following table summarizes share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 to July 31, 2025	—	$—	—	$128,636
August 1, 2025 to August 31, 2025	729,914	$26.57	729,914	$109,244
September 1, 2025 to September 30, 2025	718,411	$26.90	718,411	$89,915
	1,448,325		1,448,325
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
No directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended September 30, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1+	Offer Letter for Matt Puckett, dated August 6, 2025	8-K	001-42018	99.2	August 11, 2025
10.2+	2024 Employee Stock Purchase Plan, as amended on August 18, 2025, and forms of agreement thereunder.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
_______________
+    Indicates a management contract or compensatory plan.
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

IBOTTA, INC.

Date:	November 12, 2025	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Matt Puckett
Matt Puckett
Chief Financial Officer
(Principal Financial and Accounting Officer)