Form 10-K
period 2025-12-31
Ibotta, Inc.
filed 2026-02-26
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-42018

IBOTTA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		35-2426358 (I.R.S. Employer Identification Number)

1400 16th Street, Suite 600 Denver, Colorado 80202 (Address of principal executive offices, including zip code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $779.3 million based upon the closing price of the registrant’s Class A common stock reported for such date on the New York Stock Exchange (“NYSE”).
As of January 31, 2026, the registrant had outstanding 21,212,756 shares of Class A common stock and 3,137,424 shares of Class B common stock, each with a par value of $0.00001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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
•our ability to renew, maintain, and expand our relationships with publishers, including with Walmart Inc. and our other publishers on the IPN;
•our ability to renew, maintain, and expand our relationships with clients, including in the grocery and general merchandise categories (CPG brands), and retailers;
•our ability to grow redeemers and redemptions;
•our expectations regarding the macroeconomic conditions;
•our ability to develop and protect our brand;
•our ability to effectively manage costs;
•our ability to develop new offerings, services, and features, bring them to market in a timely manner, and make enhancements to our platform;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to successfully expand our AI and machine learning (AI/ML) capabilities;
•our ability to roll out LiveLift™ to our client base, including features that allow for increased frequency of campaign measurement and greater optimization capabilities;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, and our ability to comply with such laws and regulations, including privacy matters, emerging artificial intelligence (AI) regulations, so-called “algorithmic pricing” or “surveillance pricing” laws, and laws regulating digital discounts or digital shelf tags;

•our ability to collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, and share data about clients, publishers, retailers, and consumers;
•our ability to manage and insure operations-related risk associated with our business;
•our expectations regarding our market opportunities, including in new and evolving markets;
•our ability to maintain the security and availability of the IPN;
•our expectations and management of future growth;
•our ability to expand into new verticals;
•our ability to maintain, protect, and enhance our intellectual property;
•the need to attract, hire, and retain highly skilled technology, sales, and other personnel and our expectations regarding our return-to-office policy for all our employees located in the Denver area;
•our ability to obtain additional capital and maintain cash flow or obtain adequate financing or financing on terms satisfactory to us;
•our expectations that we will not rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange;
•our expectations regarding our share repurchase program;
•the increased expenses associated with being a public company; and
•the impact of regulatory and economic uncertainty, tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, public health threats, general global instability, or geopolitical tensions and conflicts including the ongoing conflict between Russia and Ukraine, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe could materially adversely affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties, and assumptions described in the section titled, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events, or otherwise.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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
Affiliate Network. A third-party platform that Ibotta partners with to access offers from certain retailer advertisers so consumers can earn cash back on a percentage of their total basket spend at those retailers.
Application Programming Interface (API). A set of functions and procedures allowing the creation of apps that access the features or data of an operating system, app, or other service.
Artificial Intelligence/Machine Learning (AI/ML). Capabilities that leverage techniques such as machine learning, deep learning, generative AI, or natural language processing.
Campaign. An organized course of action that clients undertake to promote a product or service on the IPN. A campaign may include one or more offers and related ad products.
Cash back. A form of reward that gives consumers a rebate after they purchase a product that qualifies for the reward.
Client. A company that pays Ibotta to run promotions on the IPN with the goal of influencing consumer purchase behaviors.
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
Cost per Incremental Dollar (CPID). A performance metric measuring the total cost to generate one dollar of incremental sales.
Delivery service providers. Third-party services, such as DoorDash or Instacart, that facilitate on-demand ordering and delivery to consumers.
Digital promotions. Offers, discounts, and cash back rewards that are marketed through online-based digital technologies such as a website, mobile app, mobile web interface, or other digital media.
Discount. A reduction in the price of an item via an offer.
Ibotta Direct-to-Consumer (D2C). Ibotta’s direct-to-consumer properties include a free mobile app, website, and browser extension that are branded through Ibotta and allow clients to deliver digital promotions to consumers on a fee-per-redemption basis and consumers to earn cash back for their purchases.
Ibotta Performance Network (IPN). A platform that allows clients to deliver digital promotions to consumers via a network of publishers, consisting of our owned properties and third-party publishers.
Ibotta Portal. A single interface that centralizes our clients’ experience with Ibotta, including setting up a campaign (where available) to analyzing its performance.

Incremental sales. The additional sales generated by an Ibotta campaign that exceed the baseline sales a client would have otherwise achieved in the absence of the promotion.
Integrated retailer. A retailer that sends item-level purchase data to Ibotta so that offers can be seamlessly redeemed in its stores or on its apps or websites.
LiveLift™. An advanced measurement and optimization solution available to certain eligible clients on the Ibotta Performance Network.
Offer. A digital promotion that encourages consumers to purchase one or more products or shop at a specific retailer in exchange for a reward or discount.
Offer stacking. The possibility for a consumer to use multiple different offers, or multiple instances of the same offer, on a single purchase, when the client intends for only one offer to apply. For example, a consumer using a paper coupon along with an Ibotta offer, and getting two discounts or rewards for the same product in the same purchase would be offer stacking.
Publisher. A company that hosts Ibotta-sourced offers on its websites or mobile apps, as part of the IPN. Publishers include third parties that host Ibotta’s offers on a white-label basis (e.g., a retailer publisher such as Walmart), as well as Ibotta itself, which hosts its own offers on D2C properties.
Redeemer. A consumer who has redeemed at least one digital offer within the time period specified. If a consumer were to redeem on more than one publisher during that period, they would be counted as multiple redeemers.
Redemption. A verified purchase of one or more items qualifying for a client’s offer on the IPN.
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
Third-party publisher. A non-D2C publisher that hosts Ibotta-sourced offers on its digital properties and is part of the IPN (e.g., Walmart, Dollar General, and Instacart). Ibotta powers its third-party publishers' rewards, loyalty, and/or digital offer programs on a white-label basis.
Universal Product Code (UPC). A number that uniquely identifies a product. Each offer specifies which UPCs are eligible for redemption.
White-label. An arrangement that allows publishers to leverage our technology and offers to power their loyalty program behind the scenes, without Ibotta’s brand.

PART I
Item 1. Business
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to consumers through the Ibotta Performance Network (IPN). We source digital promotions from our clients, which are primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, which is enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), and DoorDash, Inc. (DoorDash), among others, who are third-party publishers on the IPN and use our content to power their digital offer programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, direct-to-consumer (D2C), which is part of the IPN). Within D2C, we also partner with affiliate networks to access offers from certain retailer advertisers so consumers can earn cash back on a percentage of their total basket spend at those retailers.
In 2025, we introduced LiveLift™, a set of capabilities designed to help brands drive incremental sales at scale in a more cost-efficient manner. LiveLift™ enables more sophisticated projections and profitability metrics, including incremental sales and cost-per-incremental-dollar (CPID), to help our clients achieve the desired scale or efficiency for their promotions. We also have partnerships with Circana and ABCS Insights, which allow our clients to obtain third-party validation of the impact of their digital promotion campaigns via sales lift studies.
As of December 31, 2025, we worked with over 900 clients, representing over 3,100 CPG brands, to source exclusive digital offers. Most of our offers cover products in non-discretionary categories, such as grocery, but we also source offers for general merchandise categories, such as toys, clothing, beauty, electronics, pet, and home goods.

The Ibotta Performance Network
The IPN provides an at-scale success-based marketing solution whereby we get paid when our client’s promotion results in a transaction with a consumer. By using the IPN, clients can create digital offers and distribute them in a coordinated fashion across our D2C properties and our third-party publishers.
The key components of the IPN are as follows:
Clients. Ibotta sources digital promotions from clients, retailers, and their media buying agencies. Each digital promotion is loaded into our network along with key parameters, such as the eligible products, total campaign budget, campaign expiration date (if any), and any criteria for distributing offers based on past purchase history, on platforms where available.
Publishers. We distribute our digital offers through our D2C properties and a growing network of third-party publishers that host our offers on their platforms on a white-label basis. We have formed strategic relationships with publishers such as Walmart, Dollar General, Family Dollar, Instacart, and DoorDash. On third-party publisher properties, consumers do not need an Ibotta account to redeem offers. We receive different amounts of data from different third-party publishers to enhance our tools and technologies.
Technology platform. Our platform, described in further detail below, tracks which offers are selected by consumers, matches offers to the products that have been purchased, logs redemptions, and manages budgets and billing. We use our technology platform to structure our clients’ campaigns based on their objectives. Underpinning the platform is item-level consumer purchase data, which we use to process offer redemptions and help drive successful outcomes for our clients. We use AI/ML tools as part of our technology platform, and we continue to evaluate additional opportunities for applications of these tools as our platform evolves and as new AI/ML tools become available.

Our flywheel

import ibotta
class savings():
Cash back offers
More redemptions & savings
More engagement
Redeem
More redemptions
Larger basket sizes
Client Flywheel
Publisher Flywheel
More Consumers
Larger addressable audience
Better experience
Add offers
More offers
Greater trip frequency
More Clients
ibotta performance network
More Publishers
More value

The above components of our network work together to create interconnected flywheels that can, over time, strengthen and accelerate the value of the IPN for our stakeholders. We believe that the network dynamics inherent in Ibotta’s business create a strong competitive advantage. The more offers our clients sponsor, the greater value we can deliver to consumers, and the more likely that they continue to engage with our network. All else equal, over time, greater consumer engagement and larger audiences increase our chances of maximizing investments from both new and existing clients that are eager to influence the greater spending power of the millions of consumers reached by our network. The more offers that are redeemed on the IPN, the more redemption data we collect, and the better we become at structuring our clients’ campaigns to maximize their investment.
At the same time, the more offers that we add, the more attractive joining our network becomes to new publishers, enlarging the total audience and attracting more client marketing investment. As the network grows, publishers are increasingly incentivized to integrate with our technology so they can incorporate our rewards into their own programs while allowing their consumers to redeem offers as seamlessly as possible.
Our Products & Offerings
We provide several products and offerings to our clients, retailers, publishers, and consumers through the IPN.
For Clients and Retailers
Our clients and retailers may purchase a combination of the following products to meet their marketing objectives.
Promotions
We enable clients to deliver digital promotions to incentivize changes in consumer behavior and drive incremental sales. Through our deep experience with clients of various sizes that sell a wide range of consumer products, we have developed curated, strategic “playbooks” that offer guidance on how best to achieve their specific marketing objectives. Depending on their goals, our clients can set an overall budget for their campaign then choose a set of eligible products, set offer values, and where possible, distribute different offers based on past purchase history.
Measurement is core to our promotions offering. We provide campaign performance analysis throughout the campaign and post-campaign via the Ibotta Portal – a single interface that centralizes our clients’ experience with Ibotta and provides clients with information on key performance metrics. For eligible campaigns, our LiveLift™ set of capabilities enables more sophisticated projections and profitability metrics, including incremental sales and CPID, to help our clients achieve the desired scale or efficiency for their promotions. Additionally, we provide clients with insights derived from our robust item-level purchase data to improve their understanding of the consumer landscape and their associated promotional activities.
Our platform records the number of offers redeemed in any given campaign. We use that information to invoice our clients for the total value of those redemptions, along with our agreed upon fee-per-redemption commission. For most campaigns, we typically invoice our clients on a monthly basis.
Ibotta also partners with affiliate networks to access offers from certain retailer advertisers so consumers can earn cash back on a percentage of their total basket spend at those retailers. The affiliate networks remit payment to us upon receipt from the retailers.
Ad and other products
On our D2C properties, we offer a variety of digital ad products to help our clients boost visibility for their brands and increase the reach of their promotions. These include display ads, tiles, sponsored offers, newsletters, and feature placements bought by clients to raise awareness of their offers and/or communicate their brand messages. We typically charge fixed dollar amounts for our ad products, based on the size of the audience that views each unit.
We also partner with data and media clients and provide them with data to assist their digital marketing efforts and strategies. We have differentiated access to first-party data, which includes cross-retailer and item-level data on full baskets purchased by millions of consumers. We license data to our clients in an agreement that specifies the nature and scope of the types of data shared.
For Publishers
Publishers benefit from Ibotta’s white-label technology, or the “rewards as a service” platform. Publishers can integrate with Ibotta’s Application Programming Interfaces (APIs), and Ibotta handles the offer sourcing, purchase verification, offer adjudication, billing, and other logistics. Ibotta also provides expertise on operating a top-tier rewards program based on more than a decade of operating the D2C platform. This can include valuable advice on program design and user experience, recommended tactics for effective lifecycle marketing strategies to acquire and retain users, and other helpful information and best practices to optimize digital offers and loyalty programs. We believe publishers value Ibotta’s expertise in designing and operating widely used programs that engage consumers and drive retailer loyalty.
For Consumers
Consumers redeem offers through our third-party publisher properties or directly on our D2C properties.
Third-party publisher properties
Consumers can access offers powered by Ibotta on third-party publishers’ digital properties. This creates a seamless experience for consumers, while allowing publishers to maintain a direct relationship with their consumer, keep their own brand front and center, and curate their own user experiences. There is no requirement for consumers to create an Ibotta account or download the Ibotta app to access third-party publisher properties; they can simply visit the publisher’s website or mobile app, select offers, buy featured products, and earn rewards or discounts, depending on how the publisher’s program is designed. Cash out options on our third-party publishers vary, but consumers can generally apply cash back rewards to future trips or instantly get discounts applied at the point-of-sale, either in-store or online. In some cases, they can also claim their rewards as cash in-store.
D2C properties
We operate a free mobile app that is available on iOS and Android. Consumers can download the app, create an Ibotta account, browse and select offers powered by our clients or retailers, redeem those offers at retailers’ properties, and receive cash back when they buy the featured items either in-store or online. Once an offer is redeemed, consumers can see and manage their cash back balance within the app, and once they have reached a certain threshold balance, they can cash out to a PayPal account, bank account, or digital gift cards from within the app. Since its debut in 2012 and as of December 31, 2025, our mobile app has attracted over 54 million registered users and been rated over 2.6 million times across the App Store and Google Play Store, earning an average of 4.7 out of 5 stars.
Ibotta also offers a free desktop browser extension for Google Chrome that is supported by the Ibotta.com website. Our browser extension compares prices across retailers and allows consumers to set price drop alerts, while providing access to cash back offers at thousands of online retailers. In addition, consumers can use our website to set up or log into their accounts, select offers, and link their bank accounts to withdraw earnings.
Our Technology Platform
Our technology platform is the engine of our business. Fueled by a vast repository of data, it seamlessly powers every stage of the journey—from campaigns to redemptions to payment.
The key components of our platform include:
Purchase data. We receive and process a large volume of item-level consumer purchase data from our retailer integrations and receipts uploaded by our D2C consumers, all pursuant to clearly disclosed and agreed to terms and conditions and detailed in our Privacy Policy. This data includes the UPC, quantity, and price of the items for a transaction along with the total amount paid, date, time, and store location. The vast majority of our purchase data comes from our integrated retailer partners. We also receive certain purchase data from our third-party publishers, which is governed by agreements with each of those publishers. We use purchase data to recommend personalized offers where available and help drive favorable outcomes for our clients.
Data, analytics, and AI platform. We use AI/ML tools as part of our technology platform, and we continue to evaluate additional opportunities for applications of these tools as our platform evolves and as new AI/ML tools become available. We leverage our unique dataset to power proprietary models that can be used to predict campaign performance, offer redemption velocity, and more. The more data we accumulate, the better our models become.
At the same time, our platform allows our clients to better achieve their goals. Based on their strategic objectives, we help our clients determine the optimal offer value, offer cadence, offer breadth, and, where available, offer segmentation.
We give CPG brands a single source of truth for the performance of their Ibotta digital promotions nationwide, across multiple publisher environments. The Ibotta Portal allows clients to set up campaigns where available, monitor redemption and budget levels, and analyze overall campaign performance based on their specific objectives—all enabled by our technology platform.
Campaigns and offers. Our ability to drive sales for our clients turns in large part on our advanced capabilities in campaigns and offers, including campaign creation, offer syndication, personalization, search, segmentation of offers where available, and distribution configuration. These capabilities allow our clients to create, launch, and execute successful campaigns and enable our consumers to maximize their savings.
Purchases and redemptions. Our technology platform tracks which offers have been selected by consumers, matches offers to the specific qualifying products that have been purchased, and logs redemptions accordingly. Our in-flight campaign tracking arms clients with the information they need to measure the efficacy of their campaigns and to optimize campaign performance and manage their budgets accordingly. We also minimize offer stacking by monitoring for instances where a consumer who earns a reward for redeeming an offer on Ibotta’s app attempts to earn a second, redundant reward on a third-party publisher for the same underlying purchase.
Payments and finance. We handle the flow of funds among clients, publishers, and consumers. Our systems maintain rewards ledgers for each consumer within each publisher environment, track the accumulation and cash out of rewards on our D2C platform, monitor client budgets, and manage billing and collections.
Robust API integrations. We built our technology platform to be highly flexible and scalable with our API-first design, enabling clients, publishers, and retailers to seamlessly integrate with us. We allow our publisher partners to leverage our APIs in apps such as their customer relationship management software, marketing analytics tools, and more. Our APIs allow our core technology stack to extend to our publishers’ respective platforms.
Growth Strategies
We believe Ibotta is well positioned to capitalize on an expansive market opportunity. U.S. consumers have historically spent over $1 trillion in the grocery sector each year, and CPG brands compete fiercely to influence their spending habits, spending approximately a combined $200 billion on marketing and trade promotions annually in the U.S. We intend to capitalize on this market opportunity with the following key growth strategies.
Add offer supply. We have observed a strong correlation between the quantity and quality of offers we make available to consumers and the number of redemptions generated. To capture a larger portion of the market, we will seek to grow investment from our existing clients, while also striving to expand into new brands and categories.
•Make it easier for clients to work with Ibotta. We continue to invest in systems, tools, and processes that help our employees sell our offerings and reduce friction in the buying process for our clients.
•Continue to enhance our LiveLift™ offering. We are working to expand the availability of LiveLift™, our breakthrough tool that provides certain eligible clients with additional in-flight measurement and optimization capabilities to enhance the effectiveness of their campaigns. We plan to continue rolling out LiveLift™ to our client base, allowing for increased frequency of campaign measurement and greater optimization capabilities.
Grow our network. We will seek to grow the audience that we reach on the IPN through increased penetration at existing publishers and by adding to our network of third-party publishers.
•Grow redeemers on existing third-party publisher properties. We believe there is significant opportunity to grow the audience at existing third-party publishers. Ibotta works closely with its publishers and serves as an advisor to enhance publisher programs from a technical and user experience perspective. Additionally, Ibotta provides publishers with advice on marketing best practices for digital offer programs, with a focus on reaching the maximum audience, building consumer engagement, and driving offer redemptions. We continue to see growth in usage of Ibotta-powered rewards programs at current publishers, as measured by the number of redeemers at those publishers. Our goal is to continue this growth through our efforts and those of our partners.
•Add new third-party publishers. We are focused on expanding our audience by building new partnerships with retailers that sell CPG products, as well as specialty retailers, and other non-retailer publishers. Given Ibotta’s offer inventory, we believe we provide a strong value proposition for retailers looking to work with a white-label provider of digital offers. We believe Ibotta’s decade of experience operating a popular D2C app further strengthens our go to market message with potential new publishers.
Sales and Marketing
While we believe our value proposition and the proven efficacy of our platform have driven our organic expansion with our clients and publishers, we also employ various sales and marketing strategies to attract additional clients, publishers, and consumers to the IPN.
Client partnerships
We continue to scale by deepening our collaboration with our existing clients and attracting new clients to our network. We aim to shift clients’ marketing budgets from other marketing channels, including other promotions vehicles, to Ibotta. We maintain a dedicated sales team, organized across three verticals:
•Enterprise: Food, Health & Beauty, Home & General Merchandise, and BevAlc;
•Emerging: Fast-growing and challenger brands across all industry verticals; and
•Alternative Revenue: Affiliate, Data, and Gift Cards
Sellers within our organization may cover anywhere from one to dozens of clients, depending on the size, investment, and complexity of those clients.

Publisher relationships
We have dedicated teams focused on maintaining and growing existing relationships with third-party publishers and bringing new publishers onto our platform.
Our strategic partner management team works with existing third-party publishers to grow the size of the audience on publisher platforms that interact with our offers and to increase the number of redemptions per consumer.
Our business development team works to expand the IPN by establishing new publisher partnerships across several target verticals, including grocery, mass, and pharmacy retailers, as well as delivery service providers, specialty retailers, and other non-retailer publishers. The business development team’s efforts are centered around acquiring top strategic publishers that have large audiences and can fuel the expansion of our network.
Consumer relationships
Our consumer base is built upon our inherent value proposition, as evidenced by the $2.7 billion in cash back credited to our redeemers to date. This has allowed us to build an efficient marketing engine while developing a broader set of marketing strategies to attract consumers to, and increase their engagement with, Ibotta’s D2C properties.
We market our D2C properties across a wide variety of channels, including digital marketing campaigns across search engines, app stores, social media platforms, influencers, affiliates, programmatic advertising outlets, as well as more traditional channels like TV and radio, among others. Finally, we participate in key seasonal marketing events, like our annual Thanksgiving promotion, which has fed more than 11.5 million Americans since its inception.
Competition
The environment in which we operate is highly competitive. We compete with a broad and evolving set of competitors to service clients, publishers, retailers, and consumers across our products and offerings.
For clients. In sourcing offer budgets from clients, we compete with legacy promotional tactics such as paper coupons, printable coupons, free-standing inserts (FSIs), and temporary price reductions (TPRs), as well as other mobile apps that offer points, cash back rewards, or discounts to consumers, and load-to-card programs that publish digital coupons on the apps and websites of certain grocery retailers. We also compete for media agency budgets, vying with other advertisers for these investments. These include large social media and search-oriented platforms, programmatic media networks that sell ads on a cost per click or cost per impression basis, and more traditional offline advertising spend. We compete by offering an at-scale solution that is purpose-built for our clients, reaches a large number of consumers, provides exclusive access to some of the largest third-party publishers, allows for a higher degree of offer segmentation, measurement, and optimization, operates on a fee-per-redemption basis, works for both in-store and online shopping, and delivers more incremental sales and offer redemptions.
For publishers. We compete against rival digital coupon providers to convince retailers to leverage our technology and publish our offers on their digital properties. We believe that our access to national promotions budgets gives Ibotta the ability to provide publishers with a large volume of digital promotions content. These advantages allow our publishers to build higher consumer engagement, deliver more savings to their consumers, and create loyalty which helps them capture greater market share. Some retailers source offers for their own digital offers program, either in addition to or instead of working with a third-party partner like Ibotta. In that case, however, the retailer may be limited to retailer-exclusive offers and may not be able to tap into national promotions budgets within CPG brands to the same extent.

For consumers. Consumers can choose from among many other rewards, subscription, and loyalty programs that provide cash back, rewards, or discounts, including credit cards, individual retailer loyalty programs, and online shopping sites that aggregate retailer offers.
For example, we face substantial competition from:
•Companies that distribute paper coupons, retailer circulars, FSIs and TPRs, as well as load-to-card digital coupons through grocery retail apps and websites in a white-label fashion;
•Other mobile apps that offer points, cash back rewards, or discounts to consumers when they upload their physical receipts or send in their e-receipt data;
•Traditional, digital, social, search, and other advertisers; and
•Operators of other cash back rewards programs, including those that focus on sitewide cash back for online purchases
We compete by offering a large number of offers for consumers, available on multiple platforms.
Our Culture and Employees
Ibotta’s unique, founder-led culture is defined by our mission and company values, and we believe these are critical to our ongoing success. Our mission is to Make Every Purchase Rewarding, which means we seek to maximize the number of consumers who we benefit through the provision of rewards on their purchases, regardless of whether they earn those rewards on our D2C properties or with one of our third-party publishers.
Our “IBOTTA” company values are:
•Integrity
•Boldness
•Ownership
•Teamwork
•Transparency
•A Good Idea Can Come From Anywhere
As of December 31, 2025, Ibotta employed approximately 800 full-time employees. We also engage with contractors, vendors, and consultants. None of our employees are covered by collective bargaining agreements. We believe our employee relations are favorable, and we have not experienced any work stoppages.
We are strongly committed to maintaining a diverse, equitable, and inclusive workplace. We invest in employee development to ensure all employees are prepared for career growth opportunities both at Ibotta and beyond their time at the Company. We regularly monitor our hiring and promotions practices to ensure that we live up to our commitment as an equal opportunity employer with no pay disparities based on gender, sex, sexual orientation, race, national origin, age, or religion.
In addition to providing challenging and engaging work, we also provide robust benefits, including health insurance for employees and dependents, which include options that are fully funded by Ibotta, 401k match, fertility benefits, paid parental leave, and paid time off to support both physical and mental well-being. We foster a tight-knit culture through company events, team building, concerts by our company band, and participation in our employee-led affinity groups, which provide opportunities for employees to engage cross-functionally. Annually, our employees can use dedicated volunteer hours to give back to their communities or via Ibotta Gives Day, our company-wide day of philanthropy.
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
As of December 31, 2025, we held 12 issued United States patents and had seven United States patent applications pending. Our issued patents are scheduled to expire as early as 2032. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have registered the “Ibotta” trademark and have also registered or are in the process of registering other trademarks in the United States and other jurisdictions, including LiveLift™. We have also registered domain names for websites that we use in our business, such as www.ibotta.com and related variations.
In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our employees, consultants, and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our agreements with partners.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.
For additional information, see the section titled Risk Factors—Risks Related to our Intellectual Property—We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
Government Regulation
Ibotta is subject to U.S. federal, state, and local laws and regulations regarding privacy, data protection, and information security, including laws and regulations regarding the storage, protection, sharing, use, transfer, disclosure, and other processing of personal data, as well as related subjects such as marketing and consumer protection. We are also subject to various U.S. federal, state, and local laws and regulations that affect companies conducting business on mobile platforms, including those relating to the internet, behavioral advertising, mobile apps, content, advertising and marketing activities, and anti-corruption.
For additional information, please see the sections following the heading Risk Factors—Risks Related to Government Regulation, Tax, or Accounting Standards.
Corporate Information
We were incorporated in 2011 as Zing Enterprises, Inc., a Delaware corporation. In 2012, we changed our name to Ibotta, Inc. Our principal executive office is located at 1400 16th Street, Suite 600, Denver, Colorado 80202, and our telephone number is 303-593-1633. Our website address is

www.ibotta.com. We completed our initial public offering (IPO) in April 2024, and our common stock is listed on the New York Stock Exchange under the symbol “IBTA.”
We use Ibotta, the Ibotta logo, the IPN logo, LiveLift™ and other marks as trademarks in the United States. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply an endorsement or sponsorship of us by any other entity.
Available Information
Our website is located at www.ibotta.com, and our investor relations website is located at investors.ibotta.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after these materials are filed with or furnished to the SEC at www.sec.gov. We also make available through our investor relations website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and Board committee charters.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information included in this Annual Report on Form 10-K, including the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before making an investment decision. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock.
Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be profitable.
•Our business, financial condition, results of operations, and prospects could be materially adversely affected if we fail to maintain or grow offer supply and redemptions on our network.
•Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with clients or add new clients.
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
•We are making substantial investments to capitalize on new and unproven business opportunities, including investment in AI/ML tools and technologies, and expect to increase such investments in the future. These initiatives are risky, and we may never realize any expected benefits from them.
•Competition presents an ongoing threat to the success of our business.

•Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with retailers.
•If we fail to effectively manage any future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
•If our security measures or information we collect and maintain are compromised or publicly exposed, clients, publishers, retailers, and consumers may curtail or stop using our platform, and we could be subject to claims, penalties, and fines.
•The dual class stock structure of our common stock concentrates voting control with Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, which will generally preclude our stockholders’ ability to influence the outcome of matters submitted to our stockholders for approval, subject to limited exceptions.
•We have adopted a share repurchase program to purchase up to an aggregate of $300 million of the Company’s Class A common stock (Share Repurchase Program); however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
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
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of December 31, 2025, we had an accumulated deficit of $136.9 million. We expect our costs will increase over time as we expect to invest additional funds towards growing our business and operating as a public company. See the risk factor titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our ability to maintain profitability is impacted by growth in our network and our ability to drive operational efficiencies in our business. Our efforts to maintain profitability may not succeed due to factors such as evolving consumer behavior trends in shopping, consumer engagement, and retention; our ability to maintain and expand our relationships with clients, publishers, retailers, and consumers; our ability to hire and retain highly skilled technology, sales, and other personnel; regulatory and economic uncertainty as well as unfavorable macroeconomic conditions (such as inflationary pressures); our ability to effectively scale our operations; and the continuing evolution of the industry. Many of these factors are beyond our control.
Our ability to maintain profitability also depends on our ability to manage our costs. We have expended and expect to continue to expend substantial financial and other resources to:
•increase the engagement of consumers and investment levels of clients, publishers, and retailers;
•increase the number and variety of publishers that participate in the IPN;
•negotiate favorable revenue-sharing terms or financial guarantees with publishers;
•drive adoption of Ibotta through marketing and incentives and increase awareness through brand campaigns;
•introduce new tools, technologies, and strategic initiatives; and
•invest in our operations to continue scaling our business to achieve and sustain long-term efficiencies.
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives will also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the industry. In addition, we have made, and in the future may make, concessions to clients, publishers, and retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. As a result, the impact of concessions on our financial results may continue into future periods or have greater impacts than we anticipate. We have also incurred, and may in the future incur, higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in shopping. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business and reduce friction in the D2C shopping experience, client support, and consumer acquisition and onboarding costs. Our efforts to encourage the growth of loyalty programs on publishers’ apps and websites may cause, and have previously caused, fewer consumers to use our D2C properties. This may, in the future, lead to a loss of revenue and adversely affect our financial position. We also expect to continue to face greater compliance costs associated with the increased scope of our business and being a public company.
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
Both our redeemers and their level of redemptions are critical to our success. During the year ended December 31, 2025, total redeemers were approximately 18.2 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2025, for example, we did not secure enough offer supply from clients relative to the growth of redeemers across our network. As a result, our redemptions and redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network, or if we do not do so to a greater extent than our competitors, clients, publishers, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
Any number of factors can negatively affect growth in the number of redeemers, redemptions per redeemer, and redemptions on our network, including if:
•our clients, publishers, and retailers reduce, suspend, or terminate their relationship with us;
•we are unable to create a platform that is convenient, rewarding, trustworthy, personalized, and offers the most competitive offers;
•we are unable to convince consumers of the value of the IPN and publishers of the value of white-label retailer loyalty programs that leverage our offers and technology;
•our clients, publishers, and retailers do not devote sufficient time, resources, or funds to the promotion of our network and marketing of our digital promotions;
•Clients reduce their investment in offers and offer inventory suffers, which could occur for a variety of reasons, including reduced marketing budgets, regulatory and economic uncertainty, or supply chain disruptions, which have occurred from time to time with our clients;
•we are unable to provide a broad range of valuable offers, which may depend on, among other factors, the productivity of our sales force (which has been and may continue to be adversely affected by reorganizations in our sales organization), client marketing budgets and supply chain constraints, the perceived effectiveness of our platform and our competitors' platforms, and the macroeconomic environment;
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
•emerging so-called “algorithmic pricing” or “surveillance pricing” laws, or laws regulating digital discounts or digital shelf-tags, limit our ability to provide our offerings efficiently and effectively;
•we are unable to manage and prioritize offers to ensure consumers are presented with offers that are appropriate, interesting, useful, and relevant to them;

•we adopt terms, policies, or procedures related to areas such as sharing, content, consumer data, or advertising, or we take, or fail to take, actions to enforce our policies, that are perceived negatively by consumers;
•we undertake initiatives designed to attract and retain consumers, including the use of new technologies such as AI/ML, that are unsuccessful or discontinued;
•we fail to provide adequate customer service to our clients, publishers, retailers, and consumers; and
•we are unable to keep up with the growth of the IPN, which could exhaust client offers too quickly, diminish the number of available offers, and reduce value for consumers.
From time to time, certain of these factors have negatively affected our redeemer and redemption growth. If we are unable to successfully address any of the above factors as we encounter them, or if we are unable to maintain or increase our redeemers and redemptions, it could have a material adverse impact on our business, financial condition, results of operations, and prospects.
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with clients or add new clients.
The success and scale of our network depend on our strategic relationships with our clients. If we cannot attract consumers, including through publishers’ white-label loyalty programs, clients may not be willing to use our network for digital promotions. If we do not renew, maintain, and expand our relationships with clients or add new clients, we may not be able to grow our redemptions and our business, financial condition, results of operations, and prospects could be materially adversely affected.
If our clients terminate or reduce their relationships with us, or suspend, limit, or cease their operations, our business, financial condition, results of operations, and prospects could be materially adversely affected. From time to time, our clients have reduced their investments with us. Also, since our contracts with clients are generally less than one year long, clients have not renewed, and could in the future not renew, their contracts with us, which could also materially adversely affect our business, financial condition, results of operations, and prospects.
If our clients choose to materially alter the breadth, depth, or parameters of the offers they provide to us for distribution throughout our network, this could cause unforeseen reductions in the number of redemptions.
Further, our revenue has fluctuated, and may in the future fluctuate, due to changes in marketing budgets of clients, including in response to macroeconomic uncertainty. Clients can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations. For example, budget pressures or unspent budgets at the end of a client’s fiscal year have, and may in the future, lead to unexpected reduced or increased spending on our network. Clients and media agencies may also determine that other media tactics are more compelling and divert investment to such tactics, leading to fewer offers. Investment from clients may also fluctuate or cease because of certain macroeconomic factors, like supply chain constraints, tariffs, or regulatory and economic uncertainty, all of which have previously occurred.
Our contract negotiation process with clients can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. In addition, we are in the process of introducing a new contracting process and new fee structure for some of our clients, which could cause our clients to reduce, limit, or cease their relationships with us. It is difficult to predict our ability to develop or continue relationships with clients, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Clients may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner, which could materially adversely affect our business, financial condition, results of operations, and prospects. Client consolidation may also result in a decrease in or cessation of engagement with Ibotta or result in Ibotta receiving less favorable contract terms with the consolidated entity. Clients have experienced, and could in the future experience, downturns or fail, including due to macroeconomic pressures, and have ceased, or could in the future cease, use of Ibotta altogether for many reasons. CPG brands have traditionally been slow to adopt new digital offer programs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our products and offerings by our current and potential clients. If we lack a sufficient variety and supply of clients or lack access to the most popular CPG brands or other clients, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), and DoorDash, Inc. We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to develop or continue partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We match and distribute our digital offers through large retailer publishers, grocery retailers, and our D2C properties. If we do not renew, maintain, and expand these relationships or add new publishers, our business, financial condition, results of operations, and prospects could be materially adversely affected. We rely heavily on our publishers to match and distribute our digital promotions content, with a substantial portion of our white-label redemptions originating from offer selections on their websites and mobile applications. In particular, the Walmart Program Agreement we entered into with Walmart on May 17, 2021 (Walmart Program Agreement) is a multi-year arrangement and automatically renews for successive 24-month periods unless either party provides notice of termination at least 180 days prior to the expiration of the applicable period. The Walmart Program Agreement can be terminated by Walmart with at least 270 days’ notice to us (provided that Walmart cannot replace us during the then-remaining term of the Walmart Program Agreement with a digital offers program created by Walmart or a third party), and may be terminated under certain circumstances, including for material breach by either party. If Walmart terminated or elected not to renew the Walmart Program Agreement with us, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Publishers may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner or try to terminate their agreements. We may also seek to renegotiate agreements with our publishers, which could lead to publishers or us terminating or not renewing those agreements. Our inability to maintain our relationships with our publishers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise materially adversely affect our business, financial condition, results of operations, and prospects. For example, a publisher could ask Ibotta to develop new digital offer structures not covered in the initial agreement when negotiating a contract renewal. Ibotta may not otherwise have those new offer structures on its product roadmap but may need to prioritize that work in order to retain the business, which could result in increased costs if, for example, Ibotta increases its hiring to meet such publisher expectations or could result in trade-offs against other items on Ibotta’s product roadmap. We are also dependent on the data provided by our publisher partners, in varying amounts, to enhance our tools and technologies. Any disruption in these partnerships, or a failure to secure additional data on favorable terms, could impair our tools and technologies.
Retailer consolidation may also result in a decrease in or cessation of engagement with Ibotta, or result in Ibotta receiving less favorable contract terms with the consolidated entity. Publishers have previously experienced, and could in the future experience, downturns, store closures, or failures (including due to macroeconomic pressures) of their own businesses, fail to adopt our additional offerings or fulfillment methods, or cease using Ibotta altogether for many reasons, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
We are also dependent on our publishers to take steps to integrate with the IPN and to maximize and encourage offer redemption, including decisions relating to user experience and design, marketing, and proper maintenance of their technology.
We are dependent on publishers to integrate with the IPN since publishers have a significant amount of control over their integration to the IPN, including their user experience and marketing. We are also dependent on publishers’ timelines, and the amount of time, effort, and support they provide to implement the IPN and to maintain their technology to support the IPN after integration, all of which can vary for each publisher. Certain decisions by publishers could result in an unsuccessful integration of a publisher to the IPN, a poor user experience, or delay the addition of a publisher to the IPN, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We may not be able to grow our revenue.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the year ended December 31, 2025, our revenue was $342.4 million, which is down from the previous year. There can be no assurances that our revenue will grow at any particular rate, or at all, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has, and may in the future, decline.
Our revenue has fluctuated, and may in the future fluctuate, due to changes in the marketing budgets of existing and prospective clients, and the timing of their marketing spend, and offer supply on our network, among other factors. Our growth also depends on our publishers’ efforts to promote their digital offers programs. Existing and prospective clients can change and have changed their spend without notice, which can result in our inability to anticipate or forecast such fluctuations.
Our business is complex and evolving. We are currently, and may continue to, offer new products and technologies, pricing, service models, and delivery methods to existing and prospective clients. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. In addition, if we shift a greater number of our arrangements with clients, publishers, and retailers to new pricing models and we are not able to deliver on the results, our revenue growth and revenue could be negatively affected.
We believe that our revenue growth will depend on our ability to, among other factors:
•increase and retain the number of clients, publishers, retailers, and consumers that participate in the IPN;

•expand the number, variety, quality, and relevance of offers available on our network;
•diversify the mix of our redemptions from publishers;
•increase the degree to which publishers market their white-label retailer loyalty programs;
•increase our share of client spend on promotions and media (collectively, marketing spend) through our network;
•preserve and grow our ad products and other business;
•effectively deploy new technologies, tools, and strategic initiatives;
•provide clients, publishers, retailers, and consumers with high-quality support that meets their needs;
•adapt to changes in marketing goals, strategies, and budgets of clients and the timing of their marketing spend;
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
•adapt to rapidly evolving trends in the ways clients, publishers, retailers, and consumers interact with technology;
•capitalize on the shift from offline to digital marketing and growth in e-commerce;
•deploy, execute, and continue to develop our analytics capabilities;
•increase the awareness of our brand to build our reputation;
•hire, integrate, train, and retain talented technology, sales, and other personnel, particularly in light of our sales reorganization;
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
•anticipate and respond to any changes in consumer trends, including where and how consumers are purchasing consumer packaged goods and other products; and
•compete successfully with existing and new competitors.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, results of operations, and prospects could be materially adversely affected.

For example, our Ad & other revenue decreased in 2025 due to decreased redeemers on our D2C properties.
Further, because we operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered, and may encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We provide content to publishers indirectly through technology partners and our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with such technology partners.
In some cases, we provide content to publishers indirectly, via technology partners. If any of our technology partners terminate or reduce their relationships with us, or suspend, limit, or cease their operations, we may not be able to reach certain publishers and our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with our technology partners. Our ability to deliver offers at-scale is dependent on adding new technology partners and maintaining our existing technology partners. Our contract negotiation process with such technology partners can be lengthy, which can contribute to variability in our revenue generation. As a result, it is difficult to predict our ability to develop or continue partnerships with technology partners, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract and retain clients, publishers, retailers, and consumers that use our network and convert their activity into sales;
•the mix of our redemptions among our publishers;
•the mix of redemptions among different clients, which have different fee arrangements;
•our ability to accurately forecast revenue and appropriately plan expenses;
•our ability to respond favorably to existing or new competitors in our market;

•increases in client or publisher concentration;
•our ability to expand into new client and publisher verticals;
•increases in marketing, sales, and other operating expenses, including those that are incurred to acquire and retain new clients, publishers, retailers, and consumers;
•the percent of our fee that we share with our publishers;
•the impact of worldwide economic conditions, including inflation, rising interest rates, changes in U.S. government policies, supply chain disruptions, geopolitical events, such as escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada, and other countries, general global instability, geopolitical tensions and conflicts including the conflict involving Russia and Ukraine and the resulting effect on consumer spending and consumer confidence;
•the impact of any U.S. federal government shutdown on the U.S. economy, capital markets, clients, publishers, retailers, consumers, and our business;
•the impact of inflation on redemption revenue;
•the quality and quantity of offers available;
•our ability to successfully introduce and expand our new tools, technologies, and strategic initiatives, including our AI/ML capabilities;
•fluctuations in transaction costs associated with processing consumer cash outs;
•evolving fee arrangements with clients and publishers;
•the seasonality of our business;
•our ability to achieve an adequate rate of growth and effectively manage that growth;
•our ability to maintain and increase traffic to our network;
•the effects of changes in search engine placement and prominence;
•our ability to keep pace with technology changes in our industry and related privacy regulations;
•the effects of negative publicity on our business, reputation, or brand;
•our ability to protect, maintain, and enforce our intellectual property rights;
•legal expenses, including costs associated with defending claims, including securities claims, intellectual property infringement claims, and related judgments or settlements;
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
The variability and unpredictability of our results of operations has resulted, and could in the future result, in our failure to meet the expectations of investors or analysts with respect to revenue or other results of operations for a particular period. If we fail to meet or fail to exceed such expectations, the market price of our Class A common stock could fall substantially, as it has previously, and we have, and could in the future, face potentially costly lawsuits, including securities class action suits.
Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including as a result of regulatory and economic uncertainty, slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, any U.S. federal government shutdown, geopolitical events, including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen general global instability, geopolitical tensions and conflicts such as the impact of the Russia and Ukraine conflict, changes in the labor market, downturns that could result in store closures, publisher or retailer failures, our clients having lower promotional budgets, or decreases in consumer spending power or confidence, have adversely impacted, and could in the future adversely impact, consumer disposable income and client spending, which could materially adversely affect the number of offer redemptions on our network.
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
An increase in our clients’ operating costs, or other deterioration in the financial condition of our partners, whether due to macroeconomic conditions (such as inflation) or otherwise, has caused, and could in the future cause, our clients to reduce discount offerings. These factors could also cause clients to renegotiate contract terms, which may impact our fee agreements with them. If such clients or publishers on our network were to cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with a sufficient selection of clients and retailers, and they may be less likely to use our network. Small businesses that do not have substantial resources, like some of our clients, publishers, and retailers, tend to be more adversely affected by poor economic conditions than larger businesses.
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
We operate in a highly competitive environment. We compete with a broad set of competitors for clients, publishers, retailers, and consumers across our products and offerings. With increasing consumer usage of smartphones for retail shopping, the digital promotions market is rapidly evolving and our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics in order to reach the largest consumer audience. If we are not able to continue to innovate and further develop our platform to respond to changes in the digital promotions market, our business, financial condition, results of operations, and prospects could be materially adversely affected and our competition could develop offerings that are more competitive than ours.
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
For consumers, there are many other rewards programs that provide cash back, including credit cards, individual retailer loyalty programs, and online shopping sites that aggregate retailer offers. We aim to compete by offering an at-scale solution that hosts a wider range of digital promotions content, allows for a higher degree of targeting and measurement, operates on a fee-per-redemption basis, works offline and online, and drives sales across multiple publishers and retailers. However, our ability to compete depends upon many factors both within and beyond our control, including the following:
•scale and quality of the clients, publishers, and retailers in the IPN;
•ability to attract consumers to our network;
•platform security, usability, scalability, reliability, and availability;
•ability to integrate with publishers and retailers in a timely manner;
•ongoing and uninterrupted access to item-level consumer data with the necessary usage rights required to power our solution;

•measurement that demonstrates the effectiveness of our network;
•our ability to successfully introduce and maintain new product features, tools, and technologies and to successfully utilize AI/ML in these product features, tools, and technologies;
•our ability to successfully utilize AI/ML in our internal tools to achieve additional efficiencies;
•brand recognition and reputation; and
•ability to recruit, retain, and train employees.
Some of our current and potential competitors may have a competitive advantage because they have longer operating histories, greater financial, marketing, and other resources, better technological or data analytics capabilities, and larger customer bases than we do. In addition, our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt different pricing policies, which may allow them to build larger customer and/or merchant bases or generate revenue from their customer bases more effectively than we do.
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with retailers.
Our integrated retailers provide us with item-level data that is integral to our platform because such data helps facilitate a simpler redemption of offers on our D2C properties and powers certain of our models. We also allow thousands of online retailers to advertise and present consumers with their own cash back offers on our D2C properties. Our ability to renew, maintain, and expand our relationships with retailers is dependent on, among other factors, our ability to increase the number of consumers that use our network, and any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects. If our retailers terminate their relationships with us or suspend, limit, or cease their operations, as they have in the past, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Retailers may also ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner. Our inability to maintain our relationships with our retailers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure and/or offering pricing, and otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
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
If we fail to effectively manage any future growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have experienced growth in our business, and we anticipate that we will experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to around 800 as of December 31, 2025. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
•increase and retain the number of clients, publishers, retailers, and consumers;
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
•adapt to rapidly evolving trends in the ways clients, publishers, retailers, and consumers interact with technology;
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
We have limited experience operating our business at its current scale, including the distribution of our offers to publishers. For example, in September of 2023, Walmart made its program available to all Walmart customers with a Walmart.com account. Dollar General joined the IPN in 2022 and began hosting Ibotta’s cash back offers in 2023. Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our clients, publishers, retailers, and consumers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives have had, and may in the future have, lengthy return on investment time horizons, such as certain investments in our platform. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing clients and publishers. We may not successfully accomplish any of these objectives in a timely manner or at all.
Further, because we operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered, and may encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to retain and expand our number of clients, publishers, retailers, and consumers could be impaired, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is important to expanding our base of clients, publishers, retailers, and consumers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brand, or if we incur excessive expenses in this effort, our business, financial condition, results of operations, and prospects could be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.
Unfavorable media coverage, publicity or consumer perception of our website, mobile app, platform, practices, or the offerings or platforms of our clients or publishers could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues, and a negative impact on the number of clients, publishers, and retailers in the IPN, and the loyalty of our consumers. As a result, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which has caused, and may in the future cause, our results of operations to fluctuate significantly.
Our sales cycle can be long, and we have made, and in the future may make, investments and incur significant expenses before an agreement or renewal with clients, publishers, or retailers is reached, if at all, and before we are able to generate revenue, if any, from such agreement or renewal. There are no guarantees that we will be able to recoup such investments and expenses, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the length of time that clients, publishers, or retailers devote to their evaluation, contract negotiation, and budgeting processes varies significantly. In particular, our contract negotiation process with publishers can be lengthy. Our sales cycles can be lengthy in certain cases, especially with respect to our prospective large-end publishers or clients. During the sales cycle, we expend significant time and money on sales and marketing activities, which lower our operating margins, particularly if no sale occurs. Even if we expand our relationship with clients, publishers, and retailers, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. In addition, due to macroeconomic uncertainties, our development of new technologies, or other factors, our sales cycle has been, and may in the future be, extended, and there may be delays and reductions of expenditures and cancellations by clients. There are many other factors that contribute to variability of our revenue recognition, including budgetary constraints and changes in personnel. Previously announced reorganizations in our sales organization have affected the productivity of our sales force and lengthened sales cycles. Transitions to new product features like LiveLift™ have also lengthened sales cycles. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our business is typically affected by seasonality, which results in fluctuations in our operating results.
Historically, we have been affected by seasonality, with our business having higher revenues in the fourth quarter of each fiscal year, mirroring that of consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season and decreases in the first quarter. For example, the fourth quarter for the fiscal years ended 2024 and 2023 represented 27% and 31% of total revenue, respectively. At the same time, certain of our clients’ budgets have depleted, and may in the future deplete, over the course of the year. We typically see high redemption volume in the second half of the year where a larger number of offers being redeemed have lower redemption revenue per redemption. However, there can be no assurances such seasonal trends will consistently repeat each year, and we did not see the impacts of seasonality in 2025. Also, the mix of product sales has varied, and may in the future vary, considerably from time to time. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance, and we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.
The use of AI/ML technologies in our platform and in our business may result in reputational harm or liability and could materially adversely affect our business, financial condition, results of operations, and prospects.
We have incorporated, and plan to continue incorporating, AI/ML solutions and features into our platform and business, including those based on large language models, and these solutions and features may become more important to our operations or to our future growth over time. We expect to rely on AI/ML solutions and features to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI/ML or at all. We are in varying stages of development in relation to our offerings involving AI/ML, and the continuous development, maintenance, and operation of our AI/ML solutions and features is expensive and complex, and may involve unforeseen difficulties including performance problems, undetected defects, or errors. We may also fail to properly implement or market our AI/ML solutions and features.
The success of our AI/ML solutions and features also depends on our ability to keep pace with rapid technological changes in the development and implementation of AI products and services. For example, rapid changes in AI/ML or the development of groundbreaking technological innovations in AI/ML, or innovations that would render AI/ML obsolete, could harm our AI/ML offerings. Our competitors or other third parties may incorporate AI/ML into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Additionally, any of our products and offerings making use of AI/ML may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AI/ML solutions or features assist in producing, or if the development or deployment of AI/ML solutions – including datasets or their Processing to train or create AI/ML solutions – are or are alleged to be deficient, inaccurate, or biased, or to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, results of operations, and prospects could be materially adversely affected. The intellectual property ownership and rights surrounding AI/ML technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the continued use or adoption of AI/ML technologies in our products and services may expose us to copyright infringement or other intellectual property claims related to AI/ML training or output.
The legal, regulatory, and policy environments around AI/ML more broadly are also evolving rapidly, including the federal government and numerous U.S. states considering, and in certain cases adopting, laws and regulations addressing aspects of AI/ML, and we may become subject to new and evolving legal and other obligations. In addition, existing laws and regulations may be interpreted in ways that would affect our use of AI/ML. For example, California, Colorado, and other states have enacted laws that further regulate the use of AI/ML technologies and provide consumers with additional protections around companies' use of AI/ML technologies, such as requiring companies to disclose certain uses of generative AI. Such laws have taken effect or will continue to take effect in 2026. We expect more laws focused on the use of AI/ML technologies to be passed in the future, which will create additional compliance requirements and potentially differing requirements across different jurisdictions in which we operate. These and other developments may require us to make significant changes to our use of AI/ML, including by limiting or restricting our use of AI/ML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI/ML also presents emerging ethical issues, and if our use of AI/ML becomes controversial, we may experience brand or reputational harm.
We are making substantial investments to expand our technologies, tools, and offerings to capitalize on new and unproven business opportunities, including investment in AI/ML tools and technologies, and expect to increase such investments in the future. These initiatives are risky, and we may never realize any expected benefits from them.
We have invested and expect to continue to invest in expanding our technologies, tools, and offerings to capitalize on new and unproven business opportunities, including investments in AI/ML tools and technologies. For example, we are continuing to roll out LiveLift™ to eligible clients. We are also working to further utilize AI/ML in our internal tools to achieve additional efficiencies.
We rely on analytical models and data, including AI/ML models, to develop and operate these new technologies and tools. Our development efforts could be hindered if we do not receive, from our D2C platform or publishers, the data and capabilities needed to develop and maintain these technologies, tools, and offerings. These models are based on assumptions, and actual results may differ significantly from the modeled expectations. The predictive models we use have inherent risks and may incorrectly forecast future behavior, leading to potential losses or suboptimal campaign performance. Furthermore, because predictive models are generally constructed based on historical data, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data. As we receive new data, our models may need to be recalibrated or redesigned, which could materially change their outputs and the effectiveness of our offerings. New data may also cause a client’s campaign performance to differ from that initially predicted.
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
Although we believe these investments and initiatives will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that client, retailer, publisher, or consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, that our clients, retailers, publishers, or consumers will be able to adopt or utilize these new initiatives in a timely manner or at all, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that technologies, tools, and offerings developed by others will render any of our new technologies, tools, and offerings noncompetitive or obsolete. If we do not realize the expected benefits of these investments and initiatives, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Internet search engines drive traffic to our network, and if we fail to appear prominently in search results, our new consumer growth could decline, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
Our success depends in part on our ability to attract consumers through unpaid internet search results on search engines like Google, Yahoo!, and Bing. Third-party AI/ML tools and Large Language Models could also drive traffic to our platform. The number of consumers we attract to our network from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Our website has experienced fluctuations in search result rankings, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our network could materially adversely affect our business, financial condition, results of operations, and prospects.
We rely on mobile operating systems and app marketplaces to make our app available to consumers, and if we do not effectively operate with or receive favorable placements within such app marketplaces and maintain reviews from consumers, our usage or brand recognition could decline and our business, financial results, results of operations, and prospects could be materially adversely affected.
We depend in part on mobile operating systems, such as Android, iOS, and Google, and their respective app marketplaces to make our app and browser extension available to consumers on our network. Any changes in such systems and app marketplaces that degrade the presentation or functionality of our app and/or browser extension or give preferential treatment to our competitors’ apps or browser extensions could adversely affect our platform’s usage on mobile and desktop devices. If, for example, such mobile operating systems or app marketplaces limit or prohibit us from making our app or browser extension available to consumers, make changes that degrade the functionality of our app or browser extension, increase the cost of using our products and offerings, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, overall growth of consumers could slow. Similarly, any factors inhibiting consumers from accessing our publisher partners’ apps could adversely impact our business.
Our app and browser extension have experienced fluctuations in the number of downloads, and we anticipate similar fluctuations in the future. Additionally, we are subject to requirements imposed by app marketplaces such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we collect, use, and share data from users. For example, Apple requires mobile apps using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other changes remains uncertain. If we do not comply with applicable requirements imposed by app marketplaces, we could lose access to the app marketplaces and users, and our business could be harmed. Any of the foregoing risks could materially adversely affect our business, financial condition, results of operations, and prospects.
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our app. Additionally, in order to deliver a high-quality app, we need to ensure that our solutions are designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers in our network encounter any difficulty accessing or using our app on their mobile devices, or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business, to finance our future operations or capital needs, or to engage in acquisitions or other business activities necessary to achieve growth.
We have a senior secured revolving loan facility in place with Bank of America, N.A. Our revolving loan facility includes a number of covenants that limit our ability to, among other things, incur additional indebtedness, incur liens on our assets, engage in consolidations, amalgamations, mergers, liquidations, dissolutions, or dispositions, sell or otherwise dispose of our assets, pay dividends or distributions on, or make repurchases or redemptions of, our capital stock, acquire other businesses (by way of asset purchase, stock purchase, or otherwise), or make loans, capital contributions, or other investments. The revolving loan facility also includes two financial covenants. In general, these financial covenants require us to maintain (i) an EBITDA to interest ratio of 3.0:1.0 or greater; and (ii) an indebtedness to EBITDA ratio of 3.0:1.0 or less. The terms of our revolving loan facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or take advantage of financing opportunities, mergers, acquisitions, investments, and other corporate opportunities that may be beneficial to our business. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
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
We depend on the continued services and performance of our Founder, Chief Executive Officer, President, and Chairman of our board of directors, Bryan Leach, members of our senior management team, and other key personnel. Mr. Leach has been responsible for setting our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for Mr. Leach and do not believe any amount of key man insurance would allow us to recover from the harm to our business if Mr. Leach were to leave us for any reason. Similarly, members of our senior management team and key employees are highly sought after, and others may attempt to encourage these executives and employees to leave us. The loss of one or more of the members of the senior management team or other key personnel for any reason could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale, and materially adversely affect our business, financial condition, results of operations, and prospects.
An inability to attract, successfully onboard, and retain highly qualified employees, including as a result of restrictive changes to immigration laws or the varying application of immigration laws, may hamper our growth and cause our revenues to decline, adversely affecting our business.
To execute our growth plan, we may hire additional employees over the next few years. In addition, we need to retain our highly qualified employees. Competition for these recruits and employees is intense from other internet and high-growth publicly traded and private companies, especially with respect to engineers with high levels of experience in our industry.
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we often offer equity awards to our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects, or otherwise), it may adversely affect our ability to recruit and retain highly qualified employees. We have recently experienced fluctuations, including declines, in the market price of our Class A common stock, and reduced the size of our workforce and reorganized our sales force, each of which could adversely affect our ability to attract, motivate, or retain key employees. Furthermore, any workforce restructuring may result in increased attrition beyond our intended reduction. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Finally, we are committed to a hybrid workforce, which prioritizes hiring employees in Denver, and starting in or around June 2026, we plan to implement a return-to-office policy for all our employees located in the Denver area. This could lead to employee attrition and slow hiring if we are unable to attract talent in the Denver market.

New hires require significant training, and it may take time before they achieve full productivity. Our sales personnel, for instance, need to be trained quickly on our tools and technologies since failure to offer high-quality support may adversely affect our relationships with our clients, publishers, and retailers. Our recent and planned hires may not become productive as quickly as we expect. If we fail to attract new employees or fail to onboard, retain, and motivate our current employees, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
Third parties have committed, and in the future could commit, fraudulent activities such as improperly claiming rewards, engaging in account takeover attacks, or submitting counterfeit receipts to improperly offer stack and/or claim rewards or discounts. While we use anti-fraud systems, individuals have circumvented, and could in the future circumvent, them using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract or detect in a timely manner. The legal measures we could take or attempt to take against third parties who succeed in circumventing our anti-fraud systems may be costly and may not be ultimately successful. While we have implemented measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new offerings. If these measures do not succeed, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We may incur losses if we reimburse clients and retailers for any funds stolen or revenues lost as a result of such incidents. Our clients and retailers could also request reimbursement, or stop using our solutions, if they are affected by buyer fraud or other types of fraud. Furthermore, such instances of fraud may damage our reputation, affect our ability to attract new clients, publishers, retailers, and consumers to our D2C properties, and undermine confidence in the IPN, which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
We procure insurance policies to cover various operations-related risks, including employment practices liability, workers’ compensation, business interruptions, errors and omissions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, we may not be able to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, co-insurance, self-insured retentions, or deductibles for the coverage we do obtain. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, they would be unable to pay any claims that we make.
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
We are also subject to certain contractual requirements to obtain insurance. For example, some of our agreements with our clients, publishers, or retailers require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we may be in violation of the terms of these retailer agreements. In addition, we are subject to local laws, rules, and regulations relating to insurance coverage, which could result in proceedings or actions against us by governmental entities or others. Additionally, anticipated or future local laws, rules, and regulations relating to insurance coverage could require additional fees and costs. Compliance with these rules and any related lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.
If we cannot maintain our Company culture as we grow, our business and competitive position may be harmed.
We believe our culture fosters an inclusive environment that welcomes diverse experience, backgrounds, lifestyles, and perspectives, and is a key contributor to our success to date. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, with some of our employees working remotely, we may find it difficult in certain respects to maintain our Company culture. Remote work may negatively impact employee morale, productivity, and culture, and may also harm collaboration and innovation. We also have a policy of hiring new employees in Denver, whenever possible, and we are implementing a policy that requires all of our

Denver-based employees to come into the office three days per week. This policy may make it difficult for us to attract and retain the talent we need to grow our business. If we cannot maintain our culture, we could lose the innovation, passion, and dedication of our team and as a result, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If our cash needs exceed our expectations or we experience future growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we are unable to obtain other sources of liquidity. If, in the future, we aim to rely on funds raised through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us, or may result in significant dilution to our stockholders or higher levels of leverage, which will expose our business to additional risks. The fact that our warrant holders can sell substantial amounts of our Class A common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
Acquisitions and strategic alliances could distract management and expose us to financial, execution, and operational risks that could materially adversely affect our business, financial condition, results of operations, and prospects.
We have in the past acquired and made, and may in the future acquire or make, investments in complementary or what we view as strategic businesses, technologies, services, or products. For example, in 2021, we acquired Instok LLC (d/b/a Octoshop), an all-in-one shopping browser extension, which required management to focus efforts on integrating the acquired company. The risks associated with acquisitions include, without limitation, difficulty assimilating and integrating the acquired company’s personnel, operations, technology, services, products, and software; the inability to retain key team members; the disruption of our ongoing business and increases in our expenses; and the diversion of management’s attention from core business concerns. Through acquisitions, we may enter into business lines in which we have not previously operated, which could expose us to new risks, additional licensing requirements and regulatory oversight, and require additional integration and attention of management.
Any businesses and assets we might acquire might not perform at levels we expect, and we may not be able to achieve the anticipated synergies, if any. We may find that we overpaid for the acquired business or assets, or that the economic conditions underlying our acquisition decision have changed. It may also take time to fully integrate newly acquired businesses and assets into our business, during which time our business could suffer from inefficiency. Furthermore, we may incur indebtedness to pay for acquisitions, thereby increasing our leverage and diminishing our liquidity.
The effects of health epidemics have had, and may in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our partners operate.
Our business and operations have been, and in the future could be, adversely affected by health epidemics, impacting the markets and communities in which we and our partners operate. Quarantine orders, business closures, work stoppages, slowdowns and delays, work from home policies, travel restrictions, and cancellations of events negatively impacted productivity and disrupted our operations and those of our partners. For example, the COVID-19 pandemic negatively impacted both consumer discretionary spending and clients’ ability to spend advertising budgets on our solution. This had an adverse impact on our revenue, results of operations, and cash flows primarily in the second quarter of the year ended December 31, 2020. The ultimate impact of a future, similar health epidemic is highly uncertain and subject to change.
Our collection cycles can vary, and we may experience difficulty collecting accounts receivable that could materially adversely affect our business, financial condition, results of operations, and prospects.
Our collection cycles can vary based on payment practices from our clients, and we are required to pay our publishers within a contractual time frame, regardless of whether we have collected payment from our clients. As a result, timing of cash receipts related to accounts receivable and due to publishers can significantly impact our cash provided by operating activities for any period.
In addition, we have encountered, and may in the future encounter, difficulty collecting our accounts receivable and could be exposed to risks associated with uncollectible accounts receivables, particularly since some of our clients are emerging brands. Also, our larger clients generally have longer payment terms, which impact the timing of our collections. Economic conditions have impacted, and may in the future impact, some of our clients’ ability to pay their accounts payable. While we will attempt to monitor our accounts receivable carefully and try to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur. Should more clients than we anticipate experience liquidity issues, or if payment is not received on a timely basis or at all, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We are and may become involved in litigation or legal proceedings that could materially adversely affect us.
Because of fluctuations in our stock price, we are, and may in the future become, subject to securities litigation. The current securities litigation against us and any future securities litigation has, and could in the future, result in substantial costs and divert our management’s attention and resources from our business, which could materially adversely affect our business, financial condition, results of operations, and prospects. See Item 3 “Legal Proceedings” and Note 16, “Commitments and Contingencies,” in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the putative securities class action complaint filed against us on April 17, 2025.
In addition, from time to time, we are involved in legal proceedings relating to matters including patent, copyright, commercial, product liability, consumer protection, employment, class action, whistleblower, and other litigation, in addition to governmental and other regulatory inquiries, investigations, and proceedings. We also have received, and may in the future receive, claims asserting we are or may be infringing, misappropriating, or otherwise violating third-party intellectual property rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, and/or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we, from time to time, have settled, and may in the future settle, disputes, even when we have meritorious claims or defenses. Although we have insurance that may provide coverage for some kinds of claims we may face, that insurance may not cover some kinds of claims or types of relief and may not be adequate in a particular case. Because litigation is inherently unpredictable, the results of any of these actions could have a material adverse effect on our business, financial condition, results of operations, and prospects.
An increase in interest rates could materially adversely impact our business.
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, and each of the lenders and other parties from time to time party thereto (Credit Agreement). This Credit Agreement replaces the Third Amended and

Restated Loan and Security Agreement with Silicon Valley Bank (2021 Credit Facility). The Credit Agreement, which matures on December 5, 2029, provides us with revolving commitments in an aggregate principal amount of $100.0 million, a letter of credit sub-facility of up to $10.0 million, and a swingline loan sub-facility of up to $10.0 million. Loans drawn under the Credit Agreement will bear interest while outstanding. The interest rate will be at a variable rate equal to (i) at our option, Term SOFR (as defined in the Credit Agreement) or Base Rate (as defined in the Credit Agreement) plus (ii) an applicable margin. The applicable margin ranges from (x) 1.75% to 2.25% for loans based on Term SOFR and (y) 0.75% to 1.25% for loans based on Base Rate. Per the terms of the Credit Agreement, each quarter, we will also pay a commitment fee ranging from 0.30% to 0.40% of undrawn amounts of the revolving commitment. Applicable margin and the commitment fee will be based on our indebtedness to EBITDA ratio. As this ratio lowers, our applicable margin and commitment fee also lowers.
Base Rate and Term SOFR are based on market rates which may increase or decrease. If the U.S. Federal Reserve raises its benchmark interest rates, market interest rates could also increase. We do not currently have any outstanding borrowings under the Credit Agreement or under any other indebtedness agreement. However, if we were to incur debt in the future, under our Credit Agreement or any other indebtedness subject to a variable interest rate, an increase in interest rates would increase our borrowing costs. In addition, operating and growing our business may require additional capital, which could include equity or debt financing. An increase in interest rates could negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs. Any attempts to offset cost increases with fee increases may result in reduced sales, increased client dissatisfaction, or otherwise harm our reputation.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses, including unauthorized use or disclosure of consumer data.
Our agreements with clients, publishers, retailers, and other third parties have included, and may in the future include, indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our solutions or other contractual obligations, including those relating to data use and consumer consent. These indemnity provisions generally survive termination or expiration of the applicable agreement. Large indemnity payments, individually or in the aggregate across third parties, could materially adversely affect our business, financial condition, results of operations, and prospects.
Although we do not currently have any plans to expand our operations outside of the United States, if we attempt and fail to expand effectively in international markets, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We currently operate from the United States and we do not currently have any plans to expand our operations outside of the United States. Many clients, publishers, and retailers on our platform have global operations, and we may in the future grow our operations and solutions through expansion in international markets and by partnering with our clients, publishers, and retailers to enter new geographies that are important to them. Expansion into international markets will require management attention and resources, and we have limited experience entering new geographic markets. Expansion into international markets will also require us to form partnerships with new clients, publishers, and retailers, and effectively compete with any competitors in new geographic markets. Entering new foreign markets will require us to localize our solutions to conform to a wide variety of local cultures, business practices, laws, and policies. The different commercial and internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-

market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations.

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
We have made substantial investments in our technologies to capitalize on new and unproven business opportunities. Our future performance is dependent on continued investments in technology and our ability to innovate, reduce friction, and introduce compelling new product features for each participant in our network. We intend to make continued investments in these areas through hiring and ongoing technology transformation. We are investing in AI/ML-powered capabilities and leverage our unique data set to further improve the publisher, client, retailer, and consumer experience. If competitors introduce new offerings embodying new technologies, or if new industry standards and practices emerge, our existing technology, solutions, website, browser extension, and mobile app may become obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner. These initiatives also have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited development or operating experience. Further, our development efforts with respect to new technologies could distract management from current operations and divert capital and other resources from other initiatives.
We have scaled our business rapidly, and significant new platform features and solutions have resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our platform and new solutions on our platform has, and may continue to, involve significant technical risks and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features and solutions, or if our recently introduced solutions do not perform in accordance with our expectations, the clients, publishers, retailers, and consumers that use our platform may forego the use of our solutions in favor of those of our competitors.
If our security measures or information we collect and maintain are compromised or publicly exposed, clients, publishers, retailers, and consumers may curtail or stop using our platform, and we could be subject to claims, penalties, and fines.
We collect, receive, store, generate, use, transfer, disclose, dispose of, share, and otherwise process (Process or Processing) data about consumers, including personal information or personal data, and other confidential or proprietary information, for various purposes, including legal, marketing, and other business-related purposes. Cyberattacks, denial or degradation of service attacks, ransomware attacks, business email compromises, account takeover attacks, malware, viruses, social engineering (including phishing), identity theft, fraudulent payment requests, and other malicious online and related activities are prevalent in our and our service providers’, clients’, and publishers’ industries. Advances in computer and software capabilities and increasing sophistication of hackers have increased these and other cybersecurity risks. General global instability, geopolitical tensions and conflicts may also increase these risks. We and our service providers, clients, and publishers have experienced, and may in the future experience, cyberattacks, unavailable, disrupted, or degraded systems, and unauthorized access to or other Processing of data due to these risks, among others, including employee error or malfeasance, theft or misuse, attacks by nation-state and affiliated actors, and advanced persistent threat intrusions. We have been, and may in the future become, the subject of cyberattacks, including those seeking unauthorized access to our data or other data we maintain or Process. We cannot guarantee that our security or recovery measures will be adequate to prevent, detect, address, or remediate security breaches or incidents, service degradation or interruptions, system failures, data loss, theft, or other unauthorized Processing, or other material adverse consequences. We may not discover any such incidents or related activities promptly or at all. Our security measures, and those of companies we may acquire and our service providers, clients, publishers, and retailers, could fail or be insufficient, resulting in interruptions or other disruptions to systems, the loss or unavailability of, or unauthorized use or other Processing of our or our clients’, publishers’, retailers’, or consumers’ data or other data that we or our service providers or partners Process, or other security breaches or incidents. The time, expense, and resources required to respond to an actual or perceived security breach or incident and/or to mitigate any security vulnerabilities that may be identified could be significant, we may face difficulties or delays in so doing, our efforts to address these problems may not be successful, and these problems could result in interruptions, delays, cessation or degradation of service, negative publicity, and other harm to our business and our competitive position. We could be required to implement additional security measures or to fundamentally change our business activities and practices in response to a security breach or incident. Many of our employees work remotely, which may pose additional cybersecurity risks.
We also have incorporated AI/ML solutions and features into our platform and plan to continue to do so. The use of AI/ML solutions may result in security incidents, and our use of AI/ML solutions and features may create additional or increase our cybersecurity risks. Further, AI/ML technologies may be used in connection with certain cyberattacks, resulting in heightened risks of security breaches and incidents. There also have been, and may continue to be, significant attacks on supply chains and on service providers. We do not control the security measures of third parties, but we may be, or face assertions that we are, responsible for any breach or incident they suffer or for any exploitable defects, vulnerabilities, or bugs in third-party components or services that we use.
If any security breach or incident impacts our data or data of one or more consumers, clients, publishers, or retailers; if we fail to detect, remediate, and otherwise address an actual or perceived security breach or incident in a timely manner; if we suffer a cyberattack or other disruption that impacts our ability to operate our app, systems, or networks; or if any of the foregoing is perceived to have occurred, it could materially adversely affect our reputation, business, financial condition, results of operations, and prospects. For example, any actual or perceived security breach or incident may cause clients, publishers, retailers, and consumers to lose trust and confidence in us and decrease or cease their use of our platform, and we may face claims, litigation, or other adversarial action. More generally, any cyberattack, security breach, or incident, or the perception that any of these has occurred, could result in claims, demands, or other proceedings, or in fines, penalties, mitigation and remediation costs, reputational harm, diversion of management’s attention, and could otherwise materially adversely affect our business, financial condition, results of operations, and prospects.
We have contractual and legal obligations to notify relevant stakeholders of certain security breaches and incidents. Any such disclosures could be costly, lead to negative publicity, and cause our clients, publishers, retailers, or consumers to lose confidence in the effectiveness of our security measures. Further, any such actual or perceived breach or incident, or any actual or perceived failure by us to comply with security-related contractual obligations, may increase the likelihood and frequency of audits we face under our contracts with certain clients, publishers, and retailers, which is likely to increase our costs, may disrupt our operations, and may result in claims, demands, and other proceedings, and clients, publishers, or retailers ending their relationships with us. Any of these results could materially adversely affect our business, financial condition, results of operations, and prospects.
Damages, penalties, and other costs and liabilities relating to an actual or perceived security breach or incident could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could materially adversely affect our business, financial condition, results of operations, and prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our app, systems, or networks, grow our customer base, and Process increasingly large amounts of proprietary and sensitive data.
Our ability to generate revenue depends on the collection, reliability, and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by publishers, browsers, integrated retailers, or software developers, changes in technology, and new developments in laws, regulations, and industry requirements or standards.
Our ability to deliver our solutions, including delivery of offers on our platform, and our new tools and technologies like LiveLift™, depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from publishers, integrated retailers, and other parties, and data from our own operating history. Using device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our publishers, integrated retailers, and other data providers, collect information about the interactions of consumers with our retailers’ digital and in-store properties, our owned and operated properties, and certain other publisher sites and mobile apps, as well as other data such as location. We may enhance this data with other data that we obtain from data providers. For example, we have used demographic data to create control and test groups to measure the incremental impact of our offers. Our ability to successfully leverage such data depends on our continued ability to access, use, and share such data, which can be restricted by a number of factors, including consumer choice; the success in obtaining consumer consent; restrictions imposed by our publishers, integrated retailers, and other data partners or other third parties; restrictions imposed by web browser developers or other software developers, or operating system platforms; changes in technology, including changes in web browser technology; and new developments in laws, regulations, and industry standards. Resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory and/or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to process data or reduce our ability to deliver relevant promotions or media, which could materially adversely affect our business, financial condition, results of operations, and prospects. See the risk factor titled, “Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations, and industry standards could materially adversely affect our business, financial condition, results of operations, and prospects” for additional information.
With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies, and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data-focused industries could materially adversely affect our business, financial condition, results of operations, and prospects. Negative public attention could cause clients, publishers, and retailers to discontinue using our platform and limit our ability to measure campaigns delivered through our platform. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data, and increased consumer opt-out rates, any of which could negatively influence, change, or reduce our current and prospective clients’, publishers’, retailers’, and consumers’ demand for our solutions and could materially adversely affect our business, financial condition, results of operations, and prospects.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platform, including our websites and mobile app, and any significant disruption in service could result in a loss of clients, publishers, retailers, and consumers.
We deliver our solutions through our website, browser extension, and mobile app, as well as through those of our publishers. Our reputation and ability to acquire, retain, and serve clients, publishers, retailers, and consumers are dependent upon the reliable performance of our platform. As the number of our clients, publishers, retailers, and consumers grows, and as the information shared through our platform continues to grow, we will need an increasing amount of network capacity and computing power. In the event that the number of transactions or the amount of traffic on our platform grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure, and automation. Deployment of new software or processes could adversely affect the performance of our solutions and harm the customer experience. If we fail to support our platform or provide a strong customer experience, our ability to retain and attract clients, publishers, retailers, and consumers may be adversely affected. In particular, our consumers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services, and our ability to provide effective support is partially dependent on our ability to attract and retain service providers who are not only qualified to support users of our platform but are also well versed in our platform. As we continue to grow our business and improve our solutions, we could face challenges related to providing high-quality support services at-scale. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and our ability to scale our platform, and could materially adversely affect our business, financial condition, results of operations, and prospects.
Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and mobile app, and prevent clients, publishers, retailers, and/or consumers from accessing our platform. Our network infrastructure is hosted by third-party service providers. Any disruption in these services, or any failure of these providers to handle existing or increased traffic, or any financial or other difficulties these providers face, could materially adversely affect our business, financial condition, results of operations, and prospects. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. These providers may also change or terminate their agreements with us. See the risk factor titled, "We are dependent on technology systems and electronic communications networks that are supplied and managed by third parties, which could result in increased expenses and an inability to prevent or respond to disruptions in our solutions." If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential clients, publishers, retailers, and/or consumers, which could materially adversely affect our business, financial condition, results of operations, and prospects.
In addition, our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for consumers. To manage the anticipated growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational and financial systems, procedures, and controls. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. We will require additional capital and management resources to grow and mature in these areas. Such investments may also require diversion of financial resources from other projects. If we are unable to manage our anticipated growth effectively, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
Our solutions also depend on the ability of our users to access the public internet. In addition, in order to provide our solutions promptly, our computer equipment and network servers must be functional 24 hours per day, which requires services from telecommunications facilities managed by third parties and the availability of electricity, which we do not control. Severe disruptions, outages, defects, or other security performance and quality problems with one or more of these networks, including as a result of utility or third-party system interruptions, or any material change in our contractual and other business relationships with service providers have impaired, and could in the future impair, our ability to operate our platform and to Process information. In addition, an outage, disruption, or other network issue could impact our clients, publishers, retailers, vendors, or other business partners, and in turn impact our platform. Any of these risks could impede our ability to provide our solutions to consumers, harm our reputation, increase expenses, including significant, unplanned capital investments and/or contractual obligations, and result in a loss of clients, publishers, retailers, and consumers, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
We allow our clients and publishers to use application programming interfaces (APIs) with our platform, which could result in outages or security breaches and materially adversely impact our business, financial condition, results of operations, and prospects.
The use of APIs by our clients, publishers, and retailers has significantly increased in recent years. Our APIs allow our clients and publishers to integrate their own business system with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches or incidents resulting from API use could result in governmental enforcement actions and other proceedings against us, claims, demands, and litigation against us by consumers and other affected individuals, costs associated with investigation and remediation, damage to our reputation, and loss of goodwill, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.
If the use of mobile device identifiers, third-party cookies, or other tracking technology or location information is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose clients, consumers, and revenue.
We and our partners use a number of technologies to collect information used to deliver our solutions. For instance, we and our partners use mobile device identifiers such as Apple IDFA and Google AdID to identify, target, and measure relevant promotions to consumers. These promotions and advertising that we show on mobile apps could be affected by mobile operating systems blocking or restricting use of mobile device identifiers. Our promotions and advertisements could also be negatively impacted by mobile operating systems implementing more restrictive privacy settings and choices. Changes to the policies of Apple, Google, or similar platforms could materially adversely affect our business, financial condition, results of operations, and prospects. The shift from enabling user opt-out to an opt-in requirement has had a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.
We also use various internet tracking technologies, such as cookies and pixels (some of which are provided by third parties), to gather important data to help deliver our solutions and market our products and offerings. Our tracking technologies collect information, such as when a consumer views an advertisement, clicks on an advertisement, or visits one of our advertisers’ websites. In certain states within the United States, such as California, this information may be considered personal information under applicable data protection laws. We also obtain location-based information about users or their devices in certain circumstances, including when a consumer interacts with our solutions on a mobile device. We use these technologies to achieve our clients’ campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our clients regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from tracking technologies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain internet location and at a given time in front of a particular consumer, and we also use location information to customize marketing campaigns and to target certain offers or personalize content. A lack of data associated with or obtained from tracking technologies may detract from our ability to make decisions about a client’s campaign, could adversely affect the effectiveness of our solution, and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, any limitations on our ability to obtain location information regarding consumers or devices, whether as a result of technological limitations or changes, or consumers not permitting us to obtain location information, may limit our ability to customize marketing campaigns, target offers, or personalize content, to detect and prevent fraudulent activity, and to engage in other aspects of our operations. These could reduce the effectiveness of our solution and harm our revenues and profitability.
Tracking technologies may be deleted or blocked by consumers. For example, the most commonly used internet browsers (including Chrome, Firefox, and Safari) allow their users to prevent cookies from being accepted by their browsers or may block certain cookies by default. Some consumers also use “ad blocking” software that prevents certain tracking technologies from functioning. If more consumers adopt these settings than they currently do, or if more browsers block tracking technologies by default, our business, financial condition, results of operations, and prospects could be materially adversely affected.

Our business relies in part on electronic messaging, including emails and mobile app notifications, and any technical, legal, or other restrictions on the sending of electronic messages or an inability to timely deliver such communications could materially adversely affect our business, financial condition, results of operations, and prospects.
Our business is in part dependent upon electronic messaging. We provide emails, app notifications, and other messages to consumers informing them of the digital promotions on our app and websites, and we believe these communications help generate a significant portion of our revenues. We also use electronic messaging, in part, as part of the consumer sign-up and verification process. Because electronic messaging services are important to our business, if we are unable to successfully deliver electronic messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not or cannot open our messages, our revenues and profitability could be materially adversely affected. Changes in how apps or other tools organize and prioritize email may result in our emails being delivered or routed to a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions taken by third parties that block, impose restrictions on, or charge for the delivery of electronic messages could also materially adversely affect our business, financial condition, results of operations, and prospects. From time to time, internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.
Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act (TCPA) and state-specific telephone SMS text messaging laws in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also materially adversely impact our business. Under the TCPA and similar laws, plaintiffs may seek actual monetary loss or statutory damages per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. A determination that there have been violations of the TCPA or other communications-based statutes could subject us to potential risks, including liabilities or claims relating to consumer protection laws, and expose us to significant damage awards that could, individually or in the aggregate, materially adversely affect our business, financial condition, results of operations, and prospects. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.
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
We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, client lists, subscriber lists, sales methodology, and similar intellectual property as critical to our success, and we rely on intellectual property law, trade secret protection, confidentiality, and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available.
We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our intellectual property rights also may take actions that diminish the value of our proprietary rights or reputation. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. The costs of engaging in such litigation and disputes can be considerable, and there can be no assurances of a favorable outcome. Furthermore, we have in the past received, and may in the future receive, claims that we have infringed upon intellectual property rights. Such claims, whether or not meritorious, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to injunctions and/or significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our clients or publishers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we could be forced to limit or stop sales of our solution and may be unable to compete effectively. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. In addition, we may in the future be subject to claims that we, our employees, or our contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties.
Because patent applications can take years to issue from the U.S. Patent and Trademark Office, and are often afforded confidentiality for some period of time, there may currently be pending applications filed by third parties, unknown to us, that later result in issued patents that could cover one or more of our technologies or offerings.
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
We use open source software in our solutions and will use open source software in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and offerings or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open source software, these measures may not always be effective. We may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to comply with onerous conditions or restrictions on our solutions, purchase a costly license, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, updates, error corrections, or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could materially adversely affect our business, financial condition, results of operations, and prospects.
We may be unable to continue to use our domain names or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.
We have registered domain names that we use in, or are related to, our business, most importantly www.ibotta.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our solutions under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. If we expand our operations, we may not be able to obtain preferred domain names outside the United States due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, and materially adversely affect our business, financial condition, results of operations, and prospects.
Risks Related to Government Regulation, Tax, or Accounting Standards
Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, changes in, or our actual or perceived failure to comply with, these laws, regulations, and industry standards could materially adversely affect our business, financial condition, results of operations, and prospects.

We are subject to a variety of federal, state, and local laws, regulations, and industry standards related to areas including privacy, electronic communications, data protection, data security, marketing, AI/ML, intellectual property, e-commerce, the internet, mobile devices, competition, consumer protection, taxation, escheatment, and advertising practices. In particular, existing and future laws and regulations, or changes thereto, may impede the growth of the internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business.
Many of these laws, regulations, and standards are complex and subject to varying interpretations or still evolving and being tested in courts, and industry standards are likewise still developing. Our business, including our ability to operate and expand, could be materially adversely affected if legislation, regulations, or industry standards are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that requires changes to these practices or the design of our platform. Existing and future laws, regulations, and industry standards could restrict our operations, making it difficult to retain our clients, publishers, retailers, and consumers, and preventing us from maintaining or growing our revenues as anticipated.
Compliance with these laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects. However, if our belief is incorrect, or if these guidelines, laws, or regulations, or their interpretation, change, or new legislation or regulations are enacted, we may face significant fines, penalties, injunctive restrictions, class actions, and damages that could materially adversely affect our business, financial condition, results of operations, and prospects. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information, delete information collected, or implement new safeguards or business processes to help consumers manage our use of their information, among other changes.
Failure to comply with federal and state privacy, data protection, marketing, and consumer protection laws, regulations, and industry standards, or the expansion of current, or the enactment or adoption of new privacy, data protection, marketing, and consumer protection laws, regulations, or industry standards, could materially adversely affect our business, financial condition, results of operations, and prospects.
We Process data about consumers, including personal information or personal data, as well as other confidential or proprietary information, for numerous purposes, including legal, marketing, and other business-related purposes. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. We and our service providers, clients, and publishers are subject to a variety of federal and state laws, regulations, and industry standards regarding privacy, data protection, data security, marketing, and consumer protection, which address Processing of data relating to individuals, as well as the tracking of consumer behavior (Data Protection Laws). We are also subject to laws, regulations, and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations, and industry standards are changing, may be subject to differing interpretations, may be inconsistent among countries or conflict with other rules, and may be costly to comply with or inconsistent among jurisdictions.
In the United States, Data Protection Laws include, for example, rules and regulations promulgated under the authority of the Federal Trade Commission, as well as the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020, and the Colorado Privacy Act. Data Protection Laws require covered companies to make certain disclosures about their Processing practices and, subject to certain exceptions, provide consumers with certain rights regarding their personal data, including the rights to access, delete, and correct personal data, as well as rights to opt out of the sale of personal information, opt out of targeted advertising, and opt out of other specific types of Processing activities. Numerous states have adopted Data Protection Laws, many of which are comprehensive privacy statutes similar to the CCPA. Other states have adopted Data Protection Laws addressing particular subject matter, such as biometrics or health-related information. This creates the potential for a patchwork of overlapping but different state laws, with a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and materially adversely affect our business, financial condition, results of operations, and prospects. The CCPA and certain other Data Protection Laws have increased our compliance costs and potential liability.
Various industry standards on privacy, data protection, and data security also have been developed and are expected to continue to develop and may be adopted by industry participants. We endeavor to comply with industry standards relating to targeted advertising. Any actual or alleged mistakes by us in their implementation, any expansion by self-regulatory bodies of relevant guidelines, any different or varying guidelines regarding internet-based advertising issued by government authorities, any actual or alleged failure of opt out mechanisms to work as designed, or any misunderstanding by internet users of our technology or our commitments with respect to these principles may subject us to negative publicity, government investigation, government or private litigation, or other proceedings. Any such investigations, proceedings, or other actions against or involving us, even if meritless, could be costly and time-consuming, necessitate that we change our business practices, divert management’s attention and our resources, and damage our brand, reputation, and business.
In addition to Data Protection Laws, we are subject to the terms of our external and internal privacy and security policies, and certain representations and contractual obligations to third parties related to privacy, data protection, and information security and Processing (collectively, including Data Protection Laws, Data Protection Obligations).
Compliance with Data Protection Obligations is, and will likely remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with them could increase our compliance and operational costs; limit our ability to market our solutions and attract new and retain current clients, publishers, retailers, and consumers; limit or eliminate our ability to Process data; require us to modify our platform or our solutions; require us to delete data; expose us to regulatory scrutiny, actions, investigations, fines, and penalties; result in reputational harm; lead to a loss of business; result in claims, litigation, and liability, including class action litigation; cause us to incur significant costs, expenses, and fees (including attorney fees); and otherwise cause a material adverse impact to business, financial condition, results of operations, or prospects (each, an Adverse Data Protection Impact).
Moreover, despite our efforts, we may not be successful in achieving or maintaining compliance with Data Protection Obligations. For example, we may fail, or be alleged to fail, to comply with Data Protection Obligations if our employees, clients, publishers, or service providers do not comply with applicable Data Protection Obligations, which could also result in an Adverse Data Protection Impact.
We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. There is a risk that these laws, regulations, and standards, or contractual or other actual or asserted obligations relating to privacy, data protection, or information security, are interpreted or applied in manners that are, or are alleged to be, inconsistent with our policies, practices, or solutions. For instance, with the increased focus on the use of data for advertising, the anticipation of future laws, regulations, standards, and other obligations could impact us and our existing and potential clients or publishers and delay certain partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related solutions, we may face increased scrutiny on our Processing of data and may be subject to new and unexpected laws, regulations, standards, or other obligations. Future laws, regulations, standards, and other obligations, or changes in their interpretation or enforcement, could, for example, impair our ability to Process information that we use to provide targeted digital promotions and media to consumers on behalf of clients and retailers, thereby impairing our ability to maintain and grow our total number of consumers and increase revenues. Future restrictions on data Processing, or additional requirements associated with data Processing, could require us to modify our solutions, possibly in a material manner, which we may be unable to complete in a commercially reasonable manner or at all; could prohibit new or potential solutions and features; could limit our ability to store and Process data or to develop new solutions and features; and could increase our compliance costs or other costs of doing business.
Changes to or the passage of new federal, state, or local laws, including changing interpretations or enforcement by relevant authorities, regarding digital coupons, digital shelf tags, or dynamic pricing could impact our rewards programs and other offerings.
New so-called “algorithmic pricing” or “surveillance pricing” legislation has recently emerged at the state and local levels aimed at regulating practices that use consumer data to inform product pricing decisions. To date, these proposals have aimed to either increase disclosures regarding dynamic pricing practices or place substantive limits on the practice. While many of these proposals carve out exemptions for at least some loyalty and discount programs, approaches are not consistent across all jurisdictions. While such proposed laws and regulations are still in nascent stages of the legislative process, it is possible that some such laws and regulations could impact our operations in certain geographies.
Additionally, new laws regulating the use of digital coupons and digital shelf tags could impact our business or future strategies. In 2025, for example, the City of San Diego passed regulations requiring that digital coupons be accompanied by equivalent paper coupons so that digitally disenfranchised consumers may also benefit. Several other state and local jurisdictions are considering similar regulations in 2026. Similarly, several states are considering bills regulating digital shelf tags that also could impact our operations and future strategies. Existing or new regulations, as well as enforcement of existing or new regulations by relevant authorities, could materially adversely affect our business, financial condition, results of operations, and prospects.
Changes to federal and state laws, including changing interpretations by relevant authorities, regarding money services businesses and money transmitters could impact our rewards programs and other offerings.
Various federal laws, such as the Bank Secrecy Act, as amended, impose registration and certain other obligations on companies that are financial institutions, which are broadly defined to include money services businesses (MSBs), such as money transmitters. In addition, many states impose license obligations on companies engaged in money transmission, with varying definitions of what constitutes money transmission. We do not believe we are a money transmitter subject to these laws based, in part, upon the characteristics of and our role with respect to our rewards programs and other offerings. Questions of whether and to what extent our products and offerings require licensure and constitute money transmission are subject to regulatory interpretation and could change over time. If any of our products and offerings were deemed by relevant authorities to subject us to federal regulation as an MSB or state money transmitter licensure in any state, or if laws and regulations were changed to subject us to such, our regulatory compliance costs would likely increase to meet those requirements and we could be forced to cease conducting certain aspects of our business in certain jurisdictions pending receipt of any necessary licenses. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product or operational changes involved in maintaining such licenses and meeting other relevant regulatory obligations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we do not comply with the specialized regulations and laws in the United States that regulate marketing and promotions, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Marketing and promotions, AI/ML, digital coupons, and other business practices upon which we rely are regulated extensively by federal and state agencies. These regulations and laws may change frequently, differ from state to state, and present a complex and sometimes inconsistent regulatory environment. There is no assurance that we will always be in compliance with these regulations and laws, or that we will be able to comply with all future versions of such regulations and laws. We rely on various internal and external personnel with relevant experience complying with legal requirements applicable to marketing and promotions in the United States, and the loss of personnel with such expertise could materially adversely affect our business, financial condition, results of operations, and prospects.
The federal and state “Tied-House” laws governing ownership interests in alcoholic beverage manufacturers, wholesalers, and retailers could materially adversely affect our business, financial condition, results of operations, and prospects.
Alcoholic beverage manufacturers, wholesalers, retailers, and their investors are subject to federal and state “Tied-House” laws that restrict investments between the three tiers of the alcoholic beverage industry (the manufacturing tier, the wholesale tier, and the retail tier). Tied-House laws change frequently, differ from state to state, and present a complex and inconsistent regulatory environment. We are increasingly rolling out promotions on alcoholic beverages, and Tied-House laws may impact how alcoholic beverage manufacturers and retailers work together and with us, and these impacts could materially adversely affect our business, financial condition, results of operations, and prospects.
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
The current legislative and regulatory landscape regarding the regulation of the Internet is subject to uncertainty. For example, in January 2018, the Federal Communications Commission (FCC) released an order that repealed the “open internet rules,” often known as “net neutrality,” which prohibit internet service providers in the United States from impeding access to most content, or otherwise unfairly discriminating against content providers like us and also prohibit internet service providers from entering into arrangements with specific content providers for faster or better access over their data networks. In response to this decision, California and a number of other states implemented their own net neutrality rules which mirrored parts of the repealed federal regulations. In October 2023, the FCC voted to begin the process of reinstating substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. In May 2024, the FCC issued an order implementing those rules. In January 2025, a decision from the U.S. Court of Appeals for the Sixth Circuit set aside the FCC’s order, deeming it to exceed the FCC’s authority under the Telecommunications Act of 1996. We cannot predict the outcome of any litigation or whether any new FCC order or existing state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC, or the degree to which further regulatory action or inaction could materially adversely affect our business, if at all. If the FCC is unable or chooses not to reinstate net neutrality or if state initiatives are modified, overturned, or vacated, internet service providers may be able to limit our users’ ability to access our platform or make our platform a less attractive alternative to our competitors’ applications. If new FCC or other rules directly or inadvertently impose costs on online providers like our business, our ability to retain existing users or attract new users may be impaired, our costs may increase, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), and the rules and regulations of the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed with the Securities and Exchange Commission (SEC) is reported within the time periods and in the manner specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. Some members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies, and we have limited accounting and financial reporting personnel and other resources with which to address our internal controls and related procedures, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act to which we are now subject. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, personnel costs, and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are required to provide, and have provided, an annual management report on the effectiveness of our internal controls over financial reporting commencing with this Form 10-K.
Because we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could have a material adverse effect on our business, financial condition, results of operations, and prospects and could cause a decline in the price of our Class A common stock.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly as we are no longer an “emerging growth company,” which could materially adversely affect our business, financial condition, results of operations, and prospects.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the New York Stock Exchange. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company” as of December 31, 2025. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from the day-to-day management of our business, which could materially adversely affect our business, financial condition, results of operations, and prospects. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.
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
As a result of disclosing information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation. If such claims are successful, or even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition, results of operations, and prospects.
Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.
As of December 31, 2025, we had no U.S. federal net operating loss carryforwards (NOLs), net of uncertain tax positions, and U.S. state NOLs of $92.2 million, net of uncertain tax positions. Our U.S. state NOLs begin to expire in 2030. In addition, as of December 31, 2025, we had U.S. federal tax credit carryforwards of approximately $11.8 million, which begin to expire in 2042. Our NOLs may be unavailable to offset future taxable income because of restrictions under U.S. tax law, including that our NOLs may expire or may not be available to offset our entire taxable income on an annual basis. For U.S. state income tax purposes, there may be periods during which the use of NOLs is limited, which could accelerate or permanently increase state taxes owed.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the recognition and measurement of certain assets and liabilities and revenue and expenses that is not readily apparent from other sources. Our accounting policies that involve judgment include, but are not limited to, the allowance for credit losses, useful lives and impairment of long-lived assets, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, income taxes, leases, contingent liabilities, revenue recognition, breakage, and stock-based compensation. If our assumptions change or if actual circumstances differ from those in our assumptions, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Failure to comply with anti-bribery and anti-corruption laws, anti-money laundering laws, and similar laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and, if we expand our operations internationally, possibly other anti-bribery, anti-corruption, and anti-money laundering laws in countries outside of the United States. Anti-corruption and anti-bribery laws have historically been enforced aggressively and interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public and private sector. These laws also require that we keep accurate books and records and maintain internal accounting controls and compliance procedures designed to prevent any such actions.
We may in the future leverage third parties to sell our products and offerings and conduct our business abroad. We and our employees, agents, representatives, business partners, or third-party intermediaries may therefore have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners, or third-party intermediaries even if we do not authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners, or third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. If we expand into and increase our international sales and business, our risks under these laws may increase.
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
We are subject to tax laws, regulations, and policies of U.S. federal, state, and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, including the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise affect our tax positions and/or our tax liabilities. Finally, tax laws are complex and subject to interpretation. Audits or challenges to our tax positions by taxing authorities could increase our tax liabilities, which could affect our effective tax rate and our operating results.
Risks Related to Ownership of Our Class A Common Stock
The dual class stock structure of our common stock concentrates voting control with Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman of our board of directors, which, subject to limited exceptions, will generally preclude our stockholders’ ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of December 31, 2025, Mr. Leach and entities affiliated with Mr. Leach held approximately 74.1% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2025, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 81.7% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.
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
The public trading price of our Class A common stock has fluctuated, and the value of our Class A common stock may decline.
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
•any plans we may have to provide or not provide financial guidance or projections, which may increase the probability that our financial results are perceived as not in line with analysts’ expectations;
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
•the impact of seasonality;
•other events or factors, including those resulting from war, incidents of terrorism, or pandemics; and
•regulatory and economic uncertainty, general economic conditions, or slow or negative growth of our markets.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. Following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, and has been instituted against us. This litigation has resulted and could continue to result in substantial costs and a diversion of our management’s attention and resources.
We have adopted a Share Repurchase Program to repurchase shares of our Class A common stock; however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
Although our board of directors has authorized the Share Repurchase Program to purchase up to an aggregate of $300 million of the Company’s Class A common stock, the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. If we fail to meet any expectations related to stock repurchases, the market price of our Class A common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock market price at a given point in time. In addition, the United States imposes a 1% excise tax on certain stock repurchases, which may increase the costs associated with repurchasing shares of our common stock.
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
Although we do not expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we have the right to use such exemption, and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
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
The market price and trading volume for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. Analysts have, and could in the future, change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, which has caused, and could in the future cause, the price of our securities to decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
Additional issuances of our stock will result in significant dilution to our stockholders.
Additional issuances of our stock will result in dilution to existing holders of our capital stock. Also, to the extent outstanding additional shares subject to options and warrants to purchase our capital stock are authorized and exercised, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. In addition, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our Class A common stockholders to be more inclined to sell their shares, which could cause the price of our Class A common stock to decline. Moreover, the perceived risk of dilution and the resulting downward pressure on our Class A common stock price could encourage investors to engage in short sales of our Class A common stock, which could further contribute to price declines in our Class A common stock. The fact that our warrant holders can sell substantial amounts of our Class A common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations and the global economy and thus could have a negative effect on us. Our facilities are located in Denver, Colorado. Our business operations are subject to interruption by natural disasters, blizzards, flooding, fire, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change, and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our solutions to our clients, publishers, and consumers, could decrease demand for our solutions, could make existing clients unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expenses that we may sustain. Client, publisher, or consumer data could be lost, significant recovery time could be required to resume operations, and our business, financial condition, results of operations, and prospects could be materially adversely affected in the event of a major natural disaster or catastrophic event.

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
We engage with independent third-party auditors to perform SOC2 assessments on an annual basis. We also engage with a third party to conduct penetration testing at least annually to identify threats and assess their potential impact to system security. Any vulnerabilities identified in this process are triaged by our information security team and handled in accordance with our vulnerability management process. As of the date of this report, we have not experienced any cybersecurity incidents that have materially affected us, including our business strategy, results of operations, or financial condition. For certain risks from cybersecurity threats that may materially affect our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” including the section titled, “If our security measures or information we collect and maintain are compromised or publicly exposed, clients, publishers, retailers, and consumers may curtail or stop using our platform, and we could be subject to claims, penalties, and fines.”

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
Item 2. Properties
Our corporate headquarters is located in Denver, Colorado, where we lease approximately 97,000 square feet of office space pursuant to a lease agreement that expires in 2036. We believe our facilities are adequate to meet our current needs, and that should it be needed, suitable alternative or additional facilities will be available to accommodate our operations.
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
Additionally, in the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. We are not presently a party to any other litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, and prospects. Defending any legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Holders of Record
As of January 31, 2026, there were 83 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
As of January 31, 2026, there were 5 stockholders of record of our Class B common stock. All shares of Class B common stock are beneficially held by Bryan Leach, collectively with certain affiliated trusts.
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
The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”), Nasdaq Composite Index, and Russell 3000 Index. Since there is no published industry or line-of-business index for our business reflective of our performance, nor do we believe we can reasonably identify a peer group, we measure our performance against issuers with similar market capitalizations. We selected the Russell 3000 Index because it measures the performance of a broad range of companies with lower market capitalizations than those companies included in the S&P 500 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index at the market close on April 18, 2024, the date our Class A common stock commenced trading on the NYSE, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

$200.00
$150.00
$100.00
$50.00
$—
4/18/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
IBTA
S&P 500 Index
Nasdaq Composite Index
Russell 3000 Index

Recent Sales of Unregistered Equity Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 to October 31, 2025	536,743	$31.62	536,743	$72,943
November 1, 2025 to November 30, 2025	562,850	25.95	562,850	58,339
December 1, 2025 to December 31, 2025	1,032,815	$22.65	1,032,815	$34,950
	2,132,408		2,132,408
______________
(1)On August 22, 2024, the Company announced that the Board of Directors approved a share repurchase program with authorization to purchase up to an aggregate of $100.0 million of Class A common stock (Share Repurchase Program). In both March 2025 and June 2025, the Board of Directors approved an additional $100.0 million, bringing the total authorization under the Share Repurchase Program to $300.0 million. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The Share Repurchase Program has no expiration date.
(2)Excludes other costs such as broker commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
Use of Proceeds
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in Item 8. Financial Statements and Supplementary Data to this Annual Report on Form 10-K. This discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
The following discusses our financial condition and the results of operations as of and for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of our financial condition and the results of operations as of and for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, which is incorporated herein by reference.
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to consumers through the Ibotta Performance Network (IPN). We source digital promotions from our clients, which are primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, which is enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), and DoorDash, Inc. (DoorDash), among others, who are third-party publishers on the IPN and use our content to power their digital offer programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, direct-to-consumer (D2C), which is part of the IPN). Within D2C, we also partner with affiliate networks to access offers from certain retailer advertisers so consumers can earn cash back on a percentage of their total basket spend at those retailers.
In 2025, we introduced LiveLift™, a set of capabilities designed to help brands drive incremental sales at scale in a more cost-efficient manner. LiveLift™ enables more sophisticated projections and profitability metrics, including incremental sales and CPID, to help our clients achieve the desired scale or efficiency for their promotions. We also have partnerships with Circana and ABCS Insights, which allow our clients to obtain third-party validation of the impact of their digital promotion campaigns via sales lift studies.
As of December 31, 2025, we worked with over 900 clients, representing over 3,100 CPG brands, to source exclusive digital offers. Most of our offers cover products in non-discretionary categories, such as grocery, but we also source offers for general merchandise categories, such as toys, clothing, beauty, electronics, pet, and home goods.
Initial Public Offering
On April 22, 2024, we closed our initial public offering (IPO), in which we issued and sold 2,500,000 shares of our Class A common stock at $88.00 per share. We received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million.

Impact of Macroeconomic Conditions
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions could lower promotional budgets and result in a decline in client spending, which could adversely affect the number of offer redemptions on our network. Management continues to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, and workforce. For more information on risks associated with macroeconomic conditions, see the risk factor titled “Macroeconomic conditions, including slower growth or a recession and supply chain disruptions, have previously affected and could continue to adversely affect our business, financial condition, results of operations, and prospects.”
Key Factors Affecting Our Performance
Our current and future financial performance is primarily driven by the following factors:
Ability to add offer supply. Securing offers from clients is critical to the ongoing success of the IPN. We seek to grow the quantity and quality of offers on the IPN by deepening offer budgets and broadening offer parameters to include more qualifying products and fewer restrictions on offer distribution, consistent with the client’s marketing objectives. These quantitative and qualitative dimensions of our offer inventory are highly correlated to our ability to attract and retain publishers and redeemers. We may also expand our offer inventory by continuing to penetrate general merchandise categories. We increase the quantity and quality of offers on the IPN through the efforts of our client-focused sales teams and business-to-business marketing.
Ability to grow our audience. Our relevance and value to clients depends on our ability to reach a growing audience of consumers who have the potential to become redeemers. Growing our consumer base, whether on our third-party publisher or D2C properties, depends on our ability to provide an attractive set of offers within our ecosystem and support seamless redemption experiences. Our ability to deliver offers at-scale will continue to depend on maintaining and growing redemptions at existing publishers and adding new publishers to the IPN. We have been able to foster and develop multi-year relationships with our retailer publishers, such as Walmart, Dollar General, Family Dollar, Instacart, and DoorDash. We intend to further grow our audience by growing redeemers at existing third-party publishers, adding new third-party publishers in retail and grocery, and expanding into new categories of publishers.
Ability to enhance the IPN through innovation. We will continue to invest in technology to further develop and accelerate the growth of the IPN for clients, retailers, publishers, and consumers. We have invested and expect to continue to invest in expanding our technologies, tools, and offerings to capitalize on new and unproven business opportunities.
For example, in 2025, we introduced LiveLift™, a set of capabilities that enables more sophisticated projections and profitability metrics, including incremental sales and CPID, to help our clients achieve the desired scale or efficiency for their promotions. We plan to continue rolling out LiveLift™ to our client base, allowing for increased frequency of campaign measurement and greater optimization capabilities. We plan to continue to use AI/ML to recommend and optimize campaign configurations rather than having our sales team manually set parameters with our clients. As the data generated from the IPN grows, we believe Ibotta will generate more valuable insights about purchase behavior and market trends, and will be able to further enhance our tools and technologies. We intend to enable clients to continue to leverage our AI/ML-powered tools to run success-based marketing programs that achieve our clients’ goals. These investments and initiatives may negatively impact our short-term financial results.
Seasonality. Our results of operations vary from quarter to quarter, largely due to the seasonal nature of our clients’ marketing spending. Our clients tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and reduce their marketing budgets in the first quarter of the calendar year. At the same time, certain of our clients’ budgets may deplete over the course of the year. We have historically experienced heightened consumer activity during holidays, which resulted in higher redemptions on a relative basis. We typically see high redemption volume in the second half of the year where a larger number of offers being redeemed have lower redemption revenue per redemption. Although during the year ended December 31, 2025, we did not see the same seasonality we have historically seen, we expect seasonality may continue to impact our quarterly results going forward.
Financial and Operational Highlights

	Year Ended December 31,
	2025	2024

	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	340,849	344,099
Redeemers(1)	18,249	14,673
Redemptions per redeemer(1)	18.7	23.5
Redemption revenue per redemption(1)	$0.87	$0.90
Revenue	$342,389	$367,254
Gross profit	$271,334	$317,133
Gross margin	79%	86%
Net income	$3,575	$68,742
Net income as a percent of revenue	1%	19%
Adjusted EBITDA(1)	$62,881	$112,220
Adjusted EBITDA margin(1)	18%	31%
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

	Year ended December 31,
	2025	2024

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Direct-to-consumer redemptions	85,048	116,095
Third-party publisher redemptions	255,801	228,004
Total redemptions	340,849	344,099
Redeemers:
Direct-to-consumer redeemers	1,634	1,864
Third-party publisher redeemers	16,615	12,809
Total redeemers	18,249	14,673
Redemptions per redeemer:
Direct-to-consumer redemptions per redeemer	52.1	62.3
Third-party publisher redemptions per redeemer	15.4	17.8
Total redemptions per redeemer	18.7	23.5
Redemption revenue per redemption:
Direct-to-consumer redemption revenue per redemption	$1.11	$1.11
Third-party publisher redemption revenue per redemption	0.79	0.79
Total redemption revenue per redemption	$0.87	$0.90

Redemptions
A redemption is a verified purchase of an item qualifying for an offer by a client on the IPN. The number of redemptions is an indicator of the scale and consumer engagement of our business, as well as the value we bring to our clients and publishers. Generally, redemptions change as budgets increase or decrease with existing clients and/or as we add or lose CPG brands as clients. In addition, redemptions grow from adding publishers and redeemers, and/or increasing engagement from existing redeemers.
D2C redemptions are redemptions on any D2C property. Third-party publisher redemptions are redemptions on all publishers excluding the D2C properties, namely our retailer publishers.
D2C redemptions
In 2025 and 2024, D2C redemptions were approximately 85.0 million and 116.1 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redemptions
In 2025 and 2024, our third-party publisher redemptions were approximately 255.8 million and 228.0 million, respectively. This growth was driven primarily by the launch of new publishers, namely

Instacart and DoorDash, partially offset by modest declines at existing third-party publishers. The decline in existing third-party publisher redemptions is due to a decrease in the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions
In 2025 and 2024, total redemptions were 340.8 million and 344.1 million, respectively.
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
D2C redeemers
In 2025 and 2024, D2C redeemers were 1.6 million and 1.9 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Third-party publisher redeemers
In 2025 and 2024, third-party publisher redeemers were approximately 16.6 million and 12.8 million, respectively. These redeemers grow as we add third-party publishers and as these publishers ramp up consumers on their properties. This growth was driven primarily by the launch of new partners, namely Instacart and DoorDash, and growth at certain existing third-party publishers.
Total redeemers
In 2025 and 2024, total redeemers were approximately 18.2 million and 14.7 million, respectively.
Redemptions per redeemer
Redemptions per redeemer are the redemptions divided by the redeemers in that period. This metric is useful as redemptions per redeemer is an indication of our redeemers’ level of engagement with our platform and network. We aim to grow redemptions from our redeemers by expanding the breadth and depth of offers available and increasing engagement by continuing to improve the consumer experience. In general, redemptions per redeemer are driven by the quantity and quality of offer supply and the growth in offer supply relative to the growth in redeemers. For new redeemers, redemption frequency initially increases before stabilizing. Our D2C business caters to consumers who are focused on savings, irrespective of the retailer. Our third-party publisher business tends to reach consumers who may be more loyal to a specific retailer and are engaging with offers powered by Ibotta’s technology platform. Third-party publisher redeemers tend to have a lower redemption frequency as compared to D2C redeemers.
D2C redemptions per redeemer
In 2025 and 2024, D2C redemptions per redeemer were approximately 52.1 and 62.3, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.

Third-party publisher redemptions per redeemer
In 2025 and 2024, third-party publisher redemptions per redeemer were approximately 15.4 and 17.8, respectively. The decrease was driven by the quantity and quality of offers available to each third-party publisher redeemer.
Total redemptions per redeemer
In 2025 and 2024, total redemptions per redeemer were approximately 18.7 and 23.5, respectively.
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
D2C redemption revenue per redemption represents redemption revenue generated from offers on any Ibotta property divided by the redemptions on any Ibotta property in that period. Third-party publisher redemption revenue per redemption represents redemption revenue generated from offers on all publishers other than those on Ibotta properties divided by redemptions on all publishers other than those on Ibotta properties. Refer to the Results of Operations section below for the disaggregation of revenue by D2C and third-party publisher.
D2C redemption revenue per redemption
In 2025 and 2024, D2C redemption revenue per redemption was $1.11 and $1.11, respectively.
Third-party publisher redemption revenue per redemption
In 2025 and 2024, third-party publisher redemption revenue per redemption was $0.79 and $0.79, respectively.
Total redemption revenue per redemption
In 2025 and 2024, total redemption revenue per redemption was $0.87 and $0.90, respectively.
Non-GAAP Measures
To supplement our financial statements prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP financial measures, including Adjusted EBITDA and Adjusted EBITDA margin.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. These non-GAAP measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, but are included solely for informational and comparative purposes. Non-GAAP financial measures are subject to limitations and should be read only in conjunction with our financial statements prepared in accordance with GAAP. In light of these limitations, management also reviews the specific items that are excluded from our non-GAAP measures, as well as trends in these items.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is earnings before interest income, net, provision for (benefit from) income taxes, and depreciation and amortization expense, and excludes stock-based compensation expense, change in fair value of derivative, loss on debt extinguishment, restructuring charges, and other expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
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
The following table provides a reconciliation of net income to Adjusted EBITDA and net income as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Year ended December 31,
	2025	2024
Net income	$3,575	$68,742
Add (deduct):
Interest income, net	(10,781)	(9,414)
Provision for (benefit from) income taxes	6,272	(44,246)
Depreciation and amortization(1)	8,320	8,080
Stock-based compensation(2)	52,906	76,216
Change in fair value of derivative	—	3,085
Loss on debt extinguishment	—	9,686
Restructuring charges	2,496	—
Other expense, net(3)	93	71
Adjusted EBITDA	$62,881	$112,220
Revenue	$342,389	$367,254
Net income as a percent of revenue	1%	19%
Adjusted EBITDA margin	18%	31%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue during the years ended December 31, 2025 and 2024 was $4.4 million and $4.1 million, respectively.
(2)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Year ended December 31,
	2025	2024
Cost of revenue	$2,582	$1,484
Sales and marketing	18,732	39,086
Research and development	10,271	9,325
General and administrative	21,321	26,321
Total stock-based compensation	$52,906	$76,216
(3)Other expense, net is comprised of penalties and gains and losses on disposal of assets.

Components of Results of Operations
Revenue
We provide a platform to clients to deliver digital promotions to consumers. The majority of our revenues are derived from the fees we charge to clients when consumers redeem offers on the IPN by purchasing promoted products. We also derive revenue from the sale of ad products to clients to promote their offers, as well as from the sale of data products.
We expect our redemption revenue to increase as a percentage of total revenue as we continue to grow the IPN and conversely ad and other revenue to decrease as a percentage of total revenue.
Cost of revenue
Cost of revenue consists primarily of revenue share and related minimum commitments with certain third-party publishers, personnel-related costs attributable to personnel in certain of our engineering departments who maintain our platform, data hosting costs, amortization of platform-related software development costs, certain reward costs net of breakage, software licensing costs, and processing fees. Personnel-related costs include salaries, stock-based compensation, benefits, and bonuses. Reward costs net of breakage recorded in cost of revenue are associated with cash back earned from gift card purchases and sponsored rewards earned from watching an advertising video. Breakage represents the undistributed earnings of D2C consumers that is not expected to be cashed out due to inactivity. Reward costs also include rewards that are cashed out and subsequently identified as violating our terms of use.
We expect cost of revenue to increase as we continue to invest in our platform, acquire new publishers, and grow revenue.
Operating expenses
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, self-funded rewards, net of the related breakage, media spend, business-to-business (B2B) marketing, common stock warrant expense, software licensing costs, market research, public relations, and professional fees. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, taxes, travel, and restructuring charges. Self-funded rewards are awards related to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy.
We expect sales and marketing expenses to increase as we continue to invest in our sales function, as well as B2B marketing and third-party measurement studies. However, these expenses may fluctuate as a percentage of total revenue from period to period.
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, professional fees, impairment of capitalized software development costs, and market research. Personnel-related costs include salaries, stock-based compensation, benefits, taxes, bonuses, restructuring charges, and travel. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage are recorded in research and development. Costs incurred during the post-implementation stage are recorded in research and development or cost of revenue, depending on the nature of the project. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.

We expect research and development expenses to remain relatively flat as we anticipate increased capitalization related to software development projects. However, these expenses may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, professional fees for external legal, accounting, and other consulting services, software licensing costs, facilities costs, corporate insurance, bad debt, taxes, licenses, and other fees, and company events. Personnel-related costs include stock-based compensation, salaries, benefits, bonuses, taxes, recruiting fees, travel, and restructuring charges.
We expect general and administrative expenses to increase to support the growth of our business. However, these expenses may fluctuate as a percentage of total revenue from period to period.
Depreciation and amortization
Depreciation and amortization consists of amortization of intangible assets, including infrastructure-related software development costs and acquired technology, and depreciation of property and equipment.
We expect depreciation to increase as we invest in the development of our infrastructure-related software and as a result of the increase in depreciation related to our new corporate headquarters.
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
(Provision for) benefit from income taxes
The (provision for) benefit from income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business, with the exception of 2024 when we released our valuation allowance on our deferred tax assets.

Results of Operations
The following tables set forth our results of operations for each of the periods presented (in thousands):

	Year ended December 31,
	2025	2024

	(in thousands)
Revenue	$342,389	$367,254
Cost of revenue(1)	71,055	50,121
Gross profit	271,334	317,133
Operating expenses(1):
Sales and marketing	118,935	139,214
Research and development	61,082	63,271
General and administrative	88,244	82,739
Depreciation and amortization	3,914	3,984
Total operating expenses	272,175	289,208
(Loss) income from operations	(841)	27,925
Interest income, net	10,781	9,414
Loss on debt extinguishment	—	(9,686)
Other expense, net	(93)	(3,157)
Income before (provision for) benefit from income taxes	9,847	24,496
(Provision for) benefit from income taxes	(6,272)	44,246
Net income	$3,575	$68,742
_______________
(1)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Year ended December 31,
	2025	2024
Cost of revenue	$2,582	$1,484
Sales and marketing	18,732	39,086
Research and development	10,271	9,325
General and administrative	21,321	26,321
Total stock-based compensation	$52,906	$76,216

Comparison of the years ended December 31, 2025 and 2024
Revenue

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Direct-to-consumer revenue
Redemption revenue	$94,785	$128,558	$(33,773)	(26)%
Ad & other revenue	45,153	58,430	(13,277)	(23)%
Total direct-to-consumer revenue	139,938	186,988	(47,050)	(25)%
Third-party publishers revenue
Redemption revenue	202,451	180,266	22,185	12%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	202,451	180,266	22,185	12%
Total
Redemption revenue	297,236	308,824	(11,588)	(4)%
Ad & other revenue	45,153	58,430	(13,277)	(23)%
Total revenue	$342,389	$367,254	$(24,865)	(7)%
Total redemption revenue decreased $11.6 million, or 4%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a $33.8 million decrease in revenue from D2C properties, partially offset by a $22.2 million increase in revenue from third-party publishers. The decrease in D2C redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each D2C redeemer. The increase in third-party publisher redemption revenue was primarily driven by the launch of new partners, namely Instacart and DoorDash.
Ad & other revenue decreased $13.3 million, or 23%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, driven by reduced client spend on D2C ad products.
Cost of Revenue

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Cost of revenue	$71,055	$50,121	$20,934	42%
Cost of revenue increased $20.9 million, or 42%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, due primarily to the addition of new publishers.
Sales and marketing

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Sales and marketing	$118,935	$139,214	$(20,279)	(15)%

Sales and marketing decreased $20.3 million, or 15%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to decreases of $20.4 million in stock-based compensation expense, $2.1 million in media spend, $2.1 million in self-funded rewards, and $1.6 million in B2B marketing. The decrease in stock-based compensation was driven by decreases of $20.5 million related to the Walmart Warrant for additional shares granted upon the closing of the IPO in 2024 under the Walmart Warrant’s anti-dilution provision, $1.9 million related to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO in 2024, and $1.4 million related to the departure of sales executives, partially offset by an increase of $3.5 million in recurring equity compensation. The decreases in media spend, self-funded rewards, and B2B marketing resulted from a shift in marketing strategy. These decreases were partially offset by increases of $5.4 million in personnel-related costs and $0.5 million in professional fees. The increase in personnel-related costs was primarily driven by $1.5 million of restructuring charges and the remainder by increases in sales bonus, average salary, and benefits expenses.
Research and development

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Research and development	$61,082	$63,271	$(2,189)	(3)%
Research and development decreased $2.2 million, or 3%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to decreases of $2.7 million in personnel-related costs, excluding stock-based compensation, and $0.7 million in software licensing costs, partially offset by an increase of $0.9 million in stock-based compensation expense. The decrease in personnel-related costs, excluding stock-based compensation, was primarily related to higher capitalization due to increased investment in our platform, capabilities, and infrastructure, partially offset by $0.7 million of restructuring charges during the year ended December 31, 2025. The increase in stock-based compensation was driven by a $4.4 million increase in recurring equity compensation, partially offset by decreases of $1.6 million related to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO in 2024 and $1.8 million related to a reallocation of resources and related personnel costs to cost of revenue due to continued investment in our platform, capabilities, and infrastructure.
General and administrative

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
General and administrative	$88,244	$82,739	$5,505	7%
General and administrative increased $5.5 million, or 7%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to increases of $5.8 million in professional fees largely attributable to legal matters, $2.3 million in facilities costs due to the commencement of a new office space lease in the first quarter of 2025, $1.6 million in software licensing costs, and $0.7 million in bad debt expense. These increases were partially offset by a $5.0 million decrease in stock-based compensation expense driven by decreases of $8.3 million related to equity awards with a liquidity event-based vesting condition that was satisfied in connection with the IPO in 2024 and $1.6 million from the reversal of previously recognized expense for unvested equity awards related to the departure of the Company’s former chief financial officer in March 2025, partially offset by a $4.9 million increase in recurring equity compensation.

Depreciation and amortization

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Depreciation and amortization	$3,914	$3,984	$(70)	(2)%
Depreciation and amortization did not change meaningfully during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Interest income, net

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Interest income, net	$10,781	$9,414	$1,367	15%
Interest income, net, increased $1.4 million, or 15%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, due to a $3.1 million decrease in interest expense resulting from the extinguishment of the convertible notes upon IPO in 2024, partially offset by a $1.8 million decrease in interest income driven by decreases in interest rates and cash and cash equivalents.
Loss on extinguishment of debt

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$9,686	$(9,686)	(100)%

Loss on extinguishment of debt decreased $9.7 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the conversion of the convertible notes into shares of our Class A common stock concurrently upon the closing of the IPO in 2024.
Other expense, net

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
Other expense, net	$93	$3,157	$(3,064)	(97)%
Other expense, net, decreased $3.1 million, or 97%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $3.1 million decrease in the loss on the convertible notes derivative liability, which was settled in connection with the IPO in 2024.

(Provision for) benefit from income taxes

	Year ended December 31,		Change
	2025	2024	$	%

	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(6,272)	$44,246	$(50,518)	(114)%

The provision for income taxes increased $50.5 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the tax benefit from the 2024 valuation allowance release, as well as the impact of non-deductible items including certain executive compensation costs, stock-based compensation, and the tax expenses related to uncertain tax positions.
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity included $186.6 million of cash and cash equivalents and $99.0 million of available capacity under a revolving line of credit.
Our primary cash needs are for personnel-related expenses, sales and marketing expenses, reward and revenue share and related minimum commitments, data hosting costs, and software licensing costs. We believe our existing liquidity and cash flows from operating activities will be sufficient to meet our projected operating and capital requirements for at least the next 12 months.
Our future cash requirements will depend on many factors, including our pace of growth, the timing and extent of spend to support research and development efforts, the timing of cash collected from clients, the expansion of sales and marketing activities, the introduction of new and enhanced platform offerings, and the volume and timing of our share repurchases. As a result of these and other factors, we may be required to seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Further, our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. If we are unable to raise additional capital when desired, our business, financial condition, results of operations, and prospects would be adversely affected.
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of December 31, 2025, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding the credit agreement, see Note 6 - Long-Term Debt to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Common Stock Warrant
On May 17, 2021, we issued the Walmart Warrant in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of December 31, 2025 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. However, the exercisability of a portion of the Walmart Warrant is subject to certain performance conditions and forfeiture features, and there can be no assurance that any such warrant will be exercised. For further details regarding the Walmart Warrant, see Note 9 - Stockholders' Equity to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). In both March 2025 and June 2025, the board of directors approved an additional $100 million, bringing the total authorization to $300.0 million.
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
During the year ended December 31, 2025, the Company repurchased 6,869,660 of its Class A common stock for an aggregate repurchase amount of $236.3 million. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of December 31, 2025, $34.9 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$95,274	$115,917
Net cash used in investing activities	(34,303)	(10,201)
Net cash (used in) provided by financing activities	(224,049)	181,383
Net change in cash, cash equivalents, and restricted cash	$(163,078)	$287,099
Operating Activities
Our collection cycles can vary based on payment practices from our clients, and we are required to pay our third-party publishers within a contractual timeframe, regardless of whether we have collected payment from our client. As a result, timing of cash receipts related to accounts receivable and due to third-party publishers can vary from period to period and impact both positively or negatively our cash provided by operating activities for any period.
Net cash provided by operating activities decreased $20.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was the result of a $65.2 million decrease in net income offset by a $20.7 million increase in non-cash charges and a $23.8 million increase in net cash inflows from changes in operating assets and liabilities.
The increase in non-cash charges was primarily driven by the deferred income tax benefit in 2024 from the release of our valuation allowance, partially offset by non-cash charges incurred in 2024 in connection with the IPO, including accelerated stock-based compensation expense, common stock warrant expense, and losses on the extinguishment of the convertible notes and derivative liability.

The increase in net cash inflows from changes in operating assets and liabilities was primarily due to cash inflows of $21.1 million from other current and long-term assets and liabilities, $5.8 million from accounts receivable due to the timing of client payments, $5.1 million from accrued expenses primarily due to accrued excise taxes on share repurchases, $2.0 million from the user redemption liability, and $1.3 million from accounts payable. The increase in net cash inflows from other current and long-term assets and liabilities was primarily driven by the collection of the majority of the lease incentive receivable in 2025, a decrease in prepaid expenses, and a decrease in deferred tax assets as a result of the One Big Beautiful Bill Act enacted in 2025. These net cash inflows were partially offset by cash outflows of $7.2 million from liabilities due to third-party publishers driven by the timing and ramp up of new publishers and $4.4 million from deferred revenue.
Investing Activities
Net cash used in investing activities increased $24.1 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by a $19.4 million increase in additions to property and equipment related to leasehold improvements and furniture and fixtures for our new headquarters space and a $4.7 million increase in additions to capitalized software development costs.
Financing Activities
Net cash used in financing activities increased $405.4 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by $200.7 million of net IPO proceeds in 2024, a $201.7 million increase in purchases of treasury stock, and a decrease of $3.9 million in proceeds from the exercise of stock options and employee stock purchase plan.
Material Cash Requirements
Operating Leases
Our operating lease commitments primarily include our corporate office space. As of December 31, 2025, we had non-cancellable lease obligations of $36.8 million, of which $2.0 million is payable within 12 months, and the remainder thereafter. For additional discussion on our operating leases, refer to Note 8 – Operating Leases to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Purchase Commitments
The Company has non-cancellable purchase obligations that relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers in the ordinary course of business. As of December 31, 2025, we had fixed non-cancellable purchase obligations of $138.9 million, of which $38.4 million is payable within 12 months, and the remainder thereafter. For additional discussion on these contractual commitments, refer to Note 16 – Commitments and Contingencies to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. In preparing the financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect the underlying business and economic events. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and may involve reliance on complex IT systems. Actual results could differ materially from the amounts reported based on these estimates.
Our significant accounting policies are described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, and of these, management believes the following accounting policies involve a greater degree of judgment and complexity and are therefore the most critical in determining the amounts reported in our financial statements.
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when, or as, control of the promised goods or services is transferred to the customer, in an amount that represents the consideration the Company expects to be entitled to in exchange for those goods or services. As multiple parties are often involved in our revenue transactions, including clients and retailers, judgment is required in determining whether we are the principal or agent. We are the principal and present revenue on a gross basis if we control the goods or services before they are transferred to the end customer, or we are the agent and present revenue on a net basis if we arrange for other parties to provide the goods or services to the end customer.
Redemption revenue
The Company's clients promote their products and services to consumers through rewards offered on the IPN. Consumers redeem offers to earn a reward through account linking or receipt upload on D2C properties or through integrations with third-party publisher properties. The reward is funded by the client and passed through to the consumer. We earn a fee per redemption in the period in which the redemption occurs. The Company may also charge fees to set up a redemption campaign, which are deferred and recognized over the average duration of historical redemption campaigns. We recognize revenues from redemptions net of rewards as we believe we act as the agent in the transaction.
We also contract with third-party gift card providers to facilitate the delivery of digital gift cards and recognize revenue gross of reward but net of the cost of the gift card, at a point in time when the exchange occurs.
Ad & other revenue
Our clients may also run advertisements (banners, tiles, newsletters, feature placements, etc.) on D2C properties to promote their redemption campaigns. When a consumer clicks on an advertisement, they are linked directly to the associated campaign. Ad product revenue is recognized as the marketing services are performed. Ad products often run in conjunction with an associated redemption campaign, either over the entire redemption campaign life or some portion of it. We recognize revenue from client run advertisements on a gross basis as we believe we act as the principal in the transaction.
We also offer data licensing and audience targeting services. Data revenue is recognized as it is delivered and on a gross basis as we believe we act as the principal in the transaction.

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
•Expected Volatility. The expected volatility is determined with reference to historical stock volatilities of comparable guideline public companies and our own common stock over a period equivalent to the expected term of the award, as we lack sufficient trading history to rely solely on our own common stock.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and our results of operations.
We recognize the tax effects of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws, our interpretation of tax laws, the resolution of any tax audits, and differences between estimated and actual taxable income could significantly impact the amounts provided for income taxes in our financial statements.
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflation.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and our floating rate debt. As of December 31, 2025, we had cash and cash equivalents of $186.6 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as of December 31, 2025.
Our line of credit bears interest at floating rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of December 31, 2025, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Ibotta, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Ibotta, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over revenue
As discussed in Notes 2 and 10 to the financial statements, the Company primarily derives revenue from the redemption of digital promotions and from advertisement services on the Ibotta Performance

Network (IPN). The Company recorded $342.4 million of revenue for the year ended December 31, 2025.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the nature and extent of audit evidence obtained for revenue due to the nature of the revenue recognition process and complexity of information technology (IT) systems involved.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included certain general information technology and application controls for the systems utilized within the revenue process. We involved IT professionals with specialized skills and knowledge who assisted in this evaluation. For certain revenue streams, we performed a software-assisted data analysis to test relationships among certain revenue transactions. For a sample of transactions identified as higher-risk by our data analytics, we assessed recorded revenue for consistency with underlying documentation, including customer contracts and invoices, to evaluate the accuracy and timing of revenue recognition. We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Denver, Colorado
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Ibotta, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ibotta, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Denver, Colorado
February 25, 2026

Ibotta, Inc.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$186,612	$349,282
Restricted cash	—	408
Accounts receivable, less allowances of $2,494 and $3,765, respectively	208,709	220,883
Prepaid expenses and other current assets	12,604	11,168
Total current assets	407,925	581,741
Property and equipment, less accumulated depreciation of $3,029 and $9,675, respectively	23,434	1,951
Capitalized software development costs, less accumulated amortization of $24,165 and $18,087, respectively	24,193	16,201
Equity investment	4,531	4,531
Deferred tax assets, net	54,850	73,211
Operating lease assets	9,901	—
Other long-term assets	1,077	794
Total assets	$525,911	$678,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,840	$7,160
Due to third-party publishers	107,601	93,982
Deferred revenue	2,935	4,964
User redemption liability	65,521	74,006
Accrued expenses	19,614	17,965
Other current liabilities	1,249	6,088
Total current liabilities	207,760	204,165
Long-term liabilities:
Operating lease liabilities, long-term	25,501	—
Unrecognized tax benefits, long-term	4,999	16,981
Total liabilities	238,260	221,146
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of December 31, 2025, and December 31, 2024	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 29,429,656 shares issued, and 22,041,313 shares outstanding as of December 31, 2025; 3,000,000,000 shares authorized, 28,332,671 shares issued, and 27,813,988 shares outstanding as of December 31, 2024	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	692,097	629,050
Treasury stock, at cost, 7,388,343 shares as of December 31, 2025 and 518,683 shares as of December 31, 2024	(267,575)	(31,321)
Accumulated deficit	(136,871)	(140,446)
Total stockholders' equity	287,651	457,283
Total liabilities and stockholders' equity	$525,911	$678,429
See accompanying notes to the financial statements.

Ibotta, Inc.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue	$342,389	$367,254	$320,037
Cost of revenue	71,055	50,121	43,992
Gross profit	271,334	317,133	276,045
Operating expenses:
Sales and marketing	118,935	139,214	114,756
Research and development	61,082	63,271	49,996
General and administrative	88,244	82,739	51,633
Depreciation and amortization	3,914	3,984	3,661
Total operating expenses	272,175	289,208	220,046
(Loss) income from operations	(841)	27,925	55,999
Interest income (expense), net	10,781	9,414	(6,884)
Loss on debt extinguishment	—	(9,686)	—
Other expense, net	(93)	(3,157)	(5,064)
Income before (provision for) benefit from income taxes	9,847	24,496	44,051
(Provision for) benefit from income taxes	(6,272)	44,246	(5,934)
Net income	$3,575	$68,742	$38,117
Net income per share:
Basic	$0.13	$2.85	$4.26
Diluted	$0.12	$2.56	$1.42
Weighted average common shares outstanding:
Basic	28,366,770	24,124,833	8,948,537
Diluted	30,100,579	26,860,931	26,921,567
See accompanying notes to the financial statements.

Ibotta, Inc.
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$3,575	$68,742	$38,117
Other comprehensive income:
Net unrealized gain on short-term investments	—	—	126
Total other comprehensive income	—	—	126
Comprehensive income	$3,575	$68,742	$38,243
See accompanying notes to the financial statements.

Ibotta, Inc.
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
See accompanying notes to the financial statements.

Ibotta, Inc.
STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT), CONT.
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock (1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023	17,245,954	$—	9,207,337	$—	—	$—	$237,116	$(209,188)	$27,928
Net income	—	—	—	—	—	—	—	68,742	68,742
Exercise of stock options	—	—	1,056,425	—	—	—	13,534	—	13,534
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	76,637	—	76,637
Release of restricted stock purchase shares from repurchase option	—	—	102,205	—	—	—	848	—	848
Conversion of convertible debt	—	—	1,177,087	—	—	—	103,584	—	103,584
Conversion of redeemable convertible preferred stock	(17,245,954)	—	17,245,954	—	—	—	—	—	—
Initial public offering, net of issuance costs of $22.0 million	—	—	2,500,000	—	—	—	197,952	—	197,952
Repurchase of common stock	—	—	—	—	(518,683)	(31,321)	—	—	(31,321)
Issuance of common stock upon settlement of restricted stock units	—	—	181,295	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(46,084)	—	—	—	(3,319)	—	(3,319)
Issuance of common stock under employee stock purchase plan	—	—	48,876	—	—	—	2,788	—	2,788
Other	—	—	(3,000)	—	—	—	(90)	—	(90)
Balance, December 31, 2024	—	$—	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
Net income	—	—	—	—	—	—	—	3,575	3,575
Exercise of stock options	—	—	594,148	—	—	—	9,124	—	9,124
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	—	—	54,026	—	54,026
Release of restricted stock purchase shares from repurchase option	—	—	11,641	—	—	—	97	—	97
Repurchase of common stock	—	—	—	—	(6,869,660)	(236,254)	—	—	(236,254)
Issuance of common stock upon settlement of restricted stock units	—	—	499,501	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	—	—	(100,493)	—	—	—	(3,420)	—	(3,420)
Issuance of common stock under employee stock purchase plan	—	—	92,188	—	—	—	3,220	—	3,220
Balance, December 31, 2025	—	$—	32,567,080	$—	(7,388,343)	$(267,575)	$692,097	$(136,871)	$287,651
(1)Subsequent to the Company’s initial public offering in April 2024, amounts combine the Company’s Class A common stock and Class B common stock. See Note 9 - Redeemable Convertible Preferred Stock and Stockholders' Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of the establishment of the Company’s two series of common stock and the reclassification of its common stock into Class A common stock.
See accompanying notes to the financial statements.

Ibotta, Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Operating activities
Net income	$3,575	$68,742	$38,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,320	8,080	6,664
Impairment of capitalized software development costs	516	574	169
Stock-based compensation expense	44,144	46,924	6,991
Common stock warrant expense	8,762	29,292	13,177
Credit loss expense	1,963	1,215	828
Loss on debt extinguishment	—	9,686	—
Amortization of debt discount and issuance costs	152	1,055	3,310
Change in fair value of convertible notes derivative liability	—	3,085	5,000
Deferred income taxes	3,146	(53,622)	—
Other	30	28	62
Changes in assets and liabilities:
Accounts receivable	10,237	4,397	(105,709)
Other current and long-term assets	3,444	(24,640)	1,180
Accounts payable	355	(911)	1,818
Due to third-party publishers	13,619	20,827	60,724
Accrued expenses	(1,253)	(6,360)	5,196
Deferred revenue	(2,029)	2,336	(423)
User redemption liability	(8,485)	(10,525)	(13,881)
Other current and long-term liabilities	8,778	15,734	(507)
Net cash provided by operating activities	95,274	115,917	22,716
Investing activities
Additions to property and equipment	(20,293)	(871)	(548)
Additions to capitalized software development costs	(14,010)	(9,330)	(7,680)
Maturities of short-term investments	—	—	27,900
Net cash (used in) provided by investing activities	(34,303)	(10,201)	19,672
Financing activities
Proceeds from exercise of stock options	9,124	13,478	3,049
Debt issuance costs	(2)	(808)	(12)
Proceeds from initial public offering, net	—	206,692	—
Purchase of treasury stock	(232,971)	(31,321)	—
Taxes paid related to net share settlement of equity awards	(3,420)	(3,319)	—
Deferred offering costs	—	(6,037)	(652)
Proceeds from employee stock purchase plan	3,220	2,788	—
Other financing activities	—	(90)	—
Net cash (used in) provided by financing activities	(224,049)	181,383	2,385
Net change in cash, cash equivalents, and restricted cash	(163,078)	287,099	44,773
Cash, cash equivalents, and restricted cash, beginning of period	349,690	62,591	17,818
Cash, cash equivalents, and restricted cash, end of period	$186,612	$349,690	$62,591
See accompanying notes to the financial statements.

Ibotta, Inc.
STATEMENTS OF CASH FLOWS, CONT.
(In thousands)

	Year ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information
Interest paid	$247	$2,583	$5,491
Income taxes paid	$5,147	$13,208	$4,110
Supplemental disclosures of non-cash investing and financing activities
Share repurchases in accounts payable and accrued expenses	$3,283	$—	$—
Stock-based compensation included in capitalized software development costs	1,120	421	414
Conversion of convertible debt into Class A common stock	—	103,584	—
Property and equipment in accounts payable and accrued expenses	$2,946	$175	$209
See accompanying notes to the financial statements.

Ibotta, Inc.
Notes to Financial Statements
1. Nature of Operations
Ibotta, Inc. (Company, we, or our) is a technology company that allows consumer packaged goods (CPG) brands to deliver digital promotions to millions of consumers through a single, convenient network called the Ibotta Performance Network (IPN). We provide promotional services to our clients through the IPN, which includes our direct-to-consumer (D2C) mobile, web, and browser extension properties and our growing network of third-party publisher properties. The majority of the Company’s revenues are derived from the fees we earn from clients when consumers redeem offers. The Company also derives revenue from fees we earn from clients for ad products across the Company’s platform in support of their promotional campaigns, as well as from data products.
Initial Public Offering
On April 22, 2024, the Company closed its initial public offering (IPO), in which we issued and sold 2,500,000 shares of our Class A common stock at $88.00 per share. The Company received net proceeds of $198.0 million after deducting underwriting discounts and commissions of $13.2 million and offering costs of approximately $8.8 million.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The Company does not have any subsidiaries or controlled affiliates; therefore, the financial statements do not require consolidation. Certain prior year amounts have been reclassified to reflect the current year presentation. These reclassifications had no effect on the Company’s previously reported net income, comprehensive income, stockholders’ equity, or cash flows. The financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the financial statements and accompanying notes. Management evaluates its estimates that include, but are not limited to, the allowance for credit losses, useful lives and impairment of long-lived assets, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, income taxes, leases, contingent liabilities, revenue recognition, breakage, and stock-based compensation. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the financial statements are reasonable, based on information available at the time they are made. Actual results could differ materially from these estimates.
Segments
Operating segments are components of a company for which separate financial information is internally produced for regular use by the chief operating decision maker (CODM) to allocate resources and assess the performance of the business. Our CODM, the Chief Executive Officer, manages the Company’s operations as a single operating and reportable segment. Accordingly, our CODM uses net income as reported in the statements of operations to measure segment profit or loss, allocate resources, and assess performance, including in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or other investments. Significant segment expenses provided to the CODM are the same as those reported in the statements of operations. The measure of segment assets is reported on the balance sheets as total assets.

Ibotta, Inc.
Notes to Financial Statements
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
•Level 2 inputs are inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 inputs are unobservable inputs for the asset or liability.
The carrying amounts of the Company's cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair value due to the short-term nature of these instruments.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.
As of December 31, 2024, restricted cash was pledged as security for a standby letter of credit for the Company’s former headquarters lease that expired in October 2025. Restricted cash was classified as current based on the expiration date of the lease. No restricted cash is held as of December 31, 2025.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets to the amounts reported in the statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$186,612	$349,282
Restricted cash, current	—	408
Total cash, cash equivalents, and restricted cash	$186,612	$349,690
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash, and accounts receivable. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by placing the large majority of its cash, cash equivalents, and restricted cash with major financial institutions within the United States. The Company does not require collateral for accounts receivable.
As of December 31, 2025 and 2024, one client accounted for 15% and 11% of accounts receivable, respectively. There were no clients that represented 10% or more of the Company's revenue during the years ended December 31, 2025, 2024, and 2023.

Ibotta, Inc.
Notes to Financial Statements
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount of gross billings for fees and rewards, less an allowance for credit losses. Accounts receivable are unsecured and comprised of amounts due from the Company’s clients. The majority of the Company’s clients are nationally recognized companies and generally have payment terms of 30 to 90 days.
An allowance for credit losses is recorded based on our best estimate of expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in the allowance are classified as general and administrative expense in the statements of operations. The allowance for credit losses is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history, general economic conditions, and other relevant data. Account balances are charged against the allowance when the Company believes the receivable will not be recovered.
The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	December 31,
	2025	2024	2023
Beginning Balance	$3,765	$3,160	$3,123
Add: provision for expected credit losses	1,963	1,215	828
Less: write-offs, net of recoveries	(3,234)	(610)	(791)
Ending Balance	$2,494	$3,765	$3,160
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred, while improvements that extend the useful life of an asset are capitalized. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation, and any related gain or loss is recognized in other expense, net, in the statements of operations.
Depreciation is recorded using the straight-line method over the estimated useful life of each asset, which are as follows:

Computer equipment	3 years
Leasehold improvements	Lesser of estimated useful life or lease term
Furniture and fixtures	8 years
Software Development Costs
The Company capitalizes certain costs associated with developing and enhancing internally developed software, related to the Company's technology platform, capabilities, and infrastructure. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects and external direct costs of services consumed in developing or obtaining the software. The Company begins to capitalize these costs when management has authorized and committed project funding, it is probable that the project will be completed and the software will be used as intended, and preliminary development efforts are successfully completed. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Costs incurred in the preliminary project stage are recorded in research and development. Costs incurred in the post-implementation stage are recorded in cost of revenue or research and development, depending on the nature of the project. In addition, impairment of in-progress

Ibotta, Inc.
Notes to Financial Statements
software projects, for which completion is subsequently determined not to be probable, is recorded in research and development expenses.
Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software asset, which is typically three years. Platform-related software development costs are amortized to cost of revenue, and infrastructure-related software development costs are amortized to depreciation and amortization expense.
Equity Investment
The Company holds a minority equity investment in a company over which we do not have the ability to exercise significant influence and for which a readily determinable fair value is not available. The Company has elected the measurement alternative to measure the investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. Observable price changes and impairment charges are recorded in other expense, net, in the statements of operations.
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
User Redemption Liability and Due to Third-Party Publishers
Consumers earn rewards by redeeming offers on Ibotta’s D2C properties and our third-party publisher properties. The undistributed rewards earned by consumers on D2C properties are reflected in the user redemption liability in the balance sheets. The user redemption liability is reduced as consumers cash out and through breakage (see Note 4 – User Redemption Liability Extinguishment). Rewards earned by consumers on third-party publisher properties represent a payable reflected in the due to third-party publishers liability in the balance sheets. The due to third-party publishers liability also includes revenue share and related minimum commitments due to certain publishers.
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
Operating Leases
The Company determines if an arrangement is a lease at the inception of the contract. Right-of-Use (ROU) assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. All of the Company’s leases are operating leases.
Operating ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Leases may contain tenant improvement allowances, rent abatement, and rent escalation provisions, which are considered lease payments in

Ibotta, Inc.
Notes to Financial Statements
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
Revenue Recognition
The Company primarily derives revenue from the redemption of digital promotions. The clients that contract with the Company to deliver the digital promotions to consumers via the IPN are the Company’s clients. Third-party publishers such, as Walmart, are part of the IPN and act as a distributor of the offers and are not the Company’s client. Revenue is recognized when, or as, control of the promised goods or services is transferred to the Company's clients, in an amount that represents the consideration the Company expects to be entitled to in exchange for those goods or services. This expected consideration is typically billed to clients on a monthly basis based on payment terms as defined in the contract, with no significant financing arrangements involved.
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
The principal activities from which the Company generates its revenue are as follows:
Redemption Revenue
The Company's clients promote their products and services to consumers through rewards offered on the IPN. The Company's performance obligation is to stand-ready to provide consumers access to redeem offers from clients on goods purchased. The associated redemption campaigns run until the budget is consumed, which is generally in a few weeks to three months. Consumers redeem offers to earn a reward through account linking or receipt upload on D2C properties or through integrations with third-party publisher properties. The reward is funded by the client and passed through to the consumer. The Company earns a fee per redemption which is recognized in the period in which the redemption occurs. The Company may also charge fees to set up a redemption campaign, which are deferred and recognized over the average duration of historical redemption campaigns. Penalties or early terminations are recognized as revenue when the associated penalty or termination event occurs. The Company

Ibotta, Inc.
Notes to Financial Statements
recognizes revenue from redemption campaign clients as fees are earned, net of rewards to consumers, as the Company acts as the agent to the Company's clients in the facilitation of the sale to the consumer.
The Company also offers consumers the option to purchase gift cards to be used at various retailers. lbotta contracts with third-party gift card providers to facilitate delivery of the gift cards, acting as an agent to deliver these codes on behalf of its clients through Ibotta’s D2C properties to the end user. The Company records the associated revenue, net of any costs associated with the third-party gift card providers, at a point in time when the exchange occurs. Ibotta also may provide a reward to the consumer for the transaction, which is included in cost of revenue.
Ad & Other Revenue
The Company's clients may also run advertisements such as banners, tiles, newsletters, and feature placements on D2C properties to promote their redemption campaigns, referred to as marketing services. When a consumer clicks on an advertisement, they are linked directly to the associated redemption campaign. Ad products are billed, and revenue is recognized, as the marketing services are performed over the advertising period. Ad products often run in conjunction with the associated redemption campaign, either over the entire redemption campaign life or some portion of it. The Company recognizes ad revenue on a gross basis as the Company acts as the principal in the transaction.
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
Cost of Revenue
Cost of revenue consists primarily of revenue share and related minimum commitments with certain third-party publishers, personnel-related costs attributable to personnel in certain of our engineering departments who maintain our platform, data hosting costs, amortization of platform-related software development costs, certain reward costs net of breakage, software licensing costs, and processing fees. Personnel-related costs include salaries, stock-based compensation, benefits, and bonuses. Reward costs net of breakage recorded in cost of revenue are associated with cash back earned from gift card purchases and sponsored rewards earned from watching an advertising video. Breakage represents the undistributed earnings of D2C consumers that is not expected to be cashed out due to inactivity. Reward costs also include rewards that are cashed out and subsequently identified as violating our terms of use.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, self-funded rewards, net of the related breakage, media spend, B2B marketing, common stock warrant expense, software licensing costs, market research, public relations, and professional fees. Personnel-related costs include salaries, bonuses, stock-based compensation,

Ibotta, Inc.
Notes to Financial Statements
benefits, taxes, travel, and restructuring charges. Self-funded rewards relate to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy.
The Company expenses advertising costs as incurred. Advertising costs were $28.3 million, $31.4 million, and $24.7 million in 2025, 2024, and 2023, respectively.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, professional fees for external legal, accounting, and other consulting services, software licensing costs, facilities costs, corporate insurance, bad debt, sales and property taxes, licenses and other fees, and company events. Personnel-related costs include stock-based compensation, salaries, benefits, bonuses, taxes, recruiting fees, travel, and restructuring charges.
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
•Expected Volatility. The expected volatility is determined with reference to historical stock volatilities of comparable guideline public companies and our own common stock over a period equivalent to the expected term of the award, as we lack sufficient trading history to rely solely on our own common stock.
•Expected Term. The expected term is the period of time for which the award is expected to be outstanding, assuming that it vests. We estimate the expected term for stock options using the simplified method, calculated as the midpoint between the requisite service period and the contractual term of the award. The simplified approach is applied as we do not have sufficient

Ibotta, Inc.
Notes to Financial Statements
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties related to its uncertain tax positions in operating expenses in the statements of operations.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share adjusts the basic weighted average number of shares of common stock outstanding for the effect of potentially dilutive securities during the period. Potentially dilutive securities consist of stock options, RSUs, ESPP shares, restricted stock, redeemable convertible preferred stock, convertible notes, and common stock warrants. For purposes of the diluted net income per share calculation, potentially dilutive securities are excluded in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. Accordingly, the undistributed earnings are allocated on a proportionate basis to each series of common stock. As a result, basic and diluted net income per share are the same for Class A and Class B common stock, whether on an individual or combined basis, and are therefore presented together.
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

Ibotta, Inc.
Notes to Financial Statements
recorded in prepaid expenses and other current assets on the balance sheets prior to the IPO. After the IPO, all deferred offering costs were reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discounts, received from the IPO on the balance sheets.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires annual disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. For additional information, see Note 13 - Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which clarified the effective date of ASU No. 2024-03. ASU 2024-03 may be applied prospectively or retrospectively, for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on our financial statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which introduces a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 will be effective on a prospective basis for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on our financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). ASU 2025-06 modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impact this guidance will have on our financial statements and related disclosures.
The Company reviewed all other recently issued accounting standards and determined they were either not applicable or are not expected to have a material impact on our financial statements.

Ibotta, Inc.
Notes to Financial Statements
3. Property, Equipment, and Software Development Costs
Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$3,256	$3,080
Leasehold improvements	17,138	5,859
Furniture and fixtures	5,518	2,687
Other	551	—
Property and equipment	26,463	11,626
Less: Accumulated depreciation	(3,029)	(9,675)
Property and equipment, net	$23,434	$1,951
Depreciation expense was $1.7 million, $1.6 million, $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Software development costs consist of the following (in thousands):

	December 31,
	2025	2024
Capitalized software development costs	$48,358	$34,288
Less: Accumulated amortization	(24,165)	(18,087)
Capitalized software development costs, net	$24,193	$16,201
The Company capitalized software development costs of $15.1 million and $9.8 million during the years ended December 31, 2025 and 2024, respectively. Capitalized software development costs include software under development of $10.2 million and $7.7 million as of December 31, 2025 and 2024, respectively.
Capitalized software amortization expense recognized in cost of revenue for the years ended December 31, 2025, 2024, and 2023 was $4.4 million, $4.1 million, and $3.0 million, respectively. Capitalized software amortization expense recognized in depreciation and amortization expenses for the years ended December 31, 2025, 2024, and 2023 was $2.2 million, $1.7 million, and $0.8 million, respectively. Impairment charges recognized in research and development for the years ended December 31, 2025, 2024, and 2023 were $0.5 million, $0.6 million, and $0.2 million, respectively.
4. User Redemption Liability Extinguishment
The Company reflects a user redemption liability in the balance sheets associated with the undistributed earnings of consumers on Ibotta’s D2C properties. A portion of these undistributed earnings is never expected to be cashed out by consumers due to inactivity and will therefore be recognized as breakage by the Company.
Consumers’ accounts that have no activity for six months are considered inactive and charged a $3.99 per month maintenance fee until the balance is reduced to zero or new activity ensues. Balances associated with accounts that are deactivated for violation of the Company’s terms of use are also recognized as breakage. The Company estimates breakage at the time of the redemption and reduces the user redemption liability accordingly. Breakage estimates are made based on historical breakage patterns, and the preparation of estimates includes judgments of the applicability of historical patterns to current and future periods. Breakage is recorded in revenue related to funded rewards, as an offset to sales and marketing expense related to self-funded rewards, and as an offset to cost of revenue related to gift card purchases and sponsored rewards earned from watching an advertising video.

Ibotta, Inc.
Notes to Financial Statements
The Company’s breakage is recorded as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenue	$8,244	$12,998	$26,025
Cost of revenue	144	191	558
Sales and marketing	1,181	1,663	4,965
Total breakage	$9,569	$14,852	$31,548
The user redemption liability was $65.5 million and $74.0 million as of December 31, 2025 and 2024, respectively.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued employee expenses	$11,806	$14,365
Other accrued expenses	7,808	3,600
Total accrued expenses	$19,614	$17,965
6. Long-Term Debt
The Company recorded interest expense of $0.5 million, $3.6 million, and $8.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which, $0.2 million, $1.1 million, and $3.3 million was related to the amortization of the debt discount and issuance costs. The Company had no long-term debt outstanding as of December 31, 2025 and 2024.
Convertible Notes
Prior to the Company’s IPO in April 2024, the Company had convertible unsecured subordinated promissory notes (notes or convertible notes) that included certain conversion provisions that qualified as embedded derivatives under ASC 815, Derivatives and Hedging. The qualifying features were collectively bifurcated from the debt host and recorded as a derivative liability in the balance sheets with the offset recorded as a discount to the notes. The derivative liability was accounted for on a fair market value basis. Changes in fair value were recognized in other expense, net, in the statements of operations. The debt discount was amortized to interest expense over the contractual term of the debt using the straight-line method which approximated the effective interest method.
Concurrently upon the closing of the IPO, the convertible notes automatically converted into shares of the Company’s Class A common stock. The conversion was accounted for as a debt extinguishment, resulting in the recognition of a $9.6 million loss on extinguishment. Prior to the extinguishment, during the year ended December 31, 2024, losses of $3.1 million were recognized from the change in fair value of the embedded derivative liability.
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

Ibotta, Inc.
Notes to Financial Statements
Company. The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million.
Loans under the 2024 Credit Facility bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Base Rate or a secured overnight financing rate (SOFR), plus an applicable margin (Base Rate Loan and Term SOFR Loan, respectively). The Base Rate is defined as a fluctuating rate of interest per annum equal to the highest of (1) the federal funds rate plus 0.50%, (2) Bank of America N.A.’s prime rate, and (3) Term SOFR plus 1.00%. The applicable margin is defined as a rate between 0.75% to 1.25% for Base Rate Loans and between 1.75% and 2.25% for Term SOFR Loans, depending on the Consolidated Net Leverage Ratio as defined in the 2024 Credit Facility. The 2024 Credit Facility bears a commitment fee ranging from 0.30% to 0.40% payable quarterly in arrears based on undrawn amounts.
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
As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. Refer to Note 16 – Commitments and Contingencies for further discussion of the Company’s letters of credit.
7. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$183,423	$183,423	$—	$—
Total	$183,423	$183,423	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$346,070	$346,070	$—	$—
Total	$346,070	$346,070	$—	$—
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

Ibotta, Inc.
Notes to Financial Statements
investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
8. Operating Leases
The Company’s leases primarily include office space for its corporate headquarters. The Company’s former headquarters lease expired in October 2025. In November 2024, the Company executed a noncancelable operating lease for a new headquarters space that expires in February 2036. The new headquarters lease commenced during 2025, and the Company recognized an initial long-term lease liability of $24.2 million, an operating lease asset of $11.0 million, and a lease incentive receivable of $13.2 million. The lease incentive receivable is the amount for which the landlord will reimburse the Company for certain leasehold improvements provided for under the lease agreement. The new lease includes options to extend through 2056 that the Company is not reasonably certain to exercise and are excluded from the lease term. The lease also contains provisions for variable property-related costs for which the Company is responsible, including common area maintenance, property taxes, and insurance.
The components of lease cost are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$2,788	$1,078	$1,078
Short-term lease cost	60	36	34
Variable lease cost	1,358	1,277	1,267
Total lease cost, net	$4,206	$2,391	$2,379
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,616	$1,908	$1,854
Right-of-use assets obtained in exchange for lease obligations	$10,951	$—	$—

Ibotta, Inc.
Notes to Financial Statements
Supplemental balance sheet information related to operating leases was as follows (in thousands, except weighted average information):

		December 31,
	Classification	2025	2024
Assets:
Right-of-use assets – current	Prepaid expenses and other current assets	$—	$831
Lease incentive receivable	Prepaid expenses and other current assets	520	—
Right-of-use assets – long-term	Operating lease assets	9,901	—
Total lease assets		$10,421	$831
Liabilities:
Operating lease liabilities – current	Other current liabilities	$268	$1,549
Operating lease liabilities – long-term	Operating lease liabilities, long-term	25,501	—
Total lease liabilities		$25,769	$1,549
The weighted average remaining lease term and discount rate were as follows:

December 31, 2025
Weighted average remaining lease term (in years)	10.2
Weighted average discount rate	6.70%
Future maturities of lease liabilities as of December 31, 2025 are as follows:

Year ending December 31,	In thousands
2026	$1,997
2027	2,805
2028	3,581
2029	3,671
2030	3,762
Thereafter	20,991
Total minimum lease payments	36,807
Less: imputed interest	11,038
Present value of lease liabilities	$25,769
9. Stockholders’ Equity
The Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Preferred Stock
As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.

Ibotta, Inc.
Notes to Financial Statements
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
The Company had shares of common stock reserved for issuance as follows:

	December 31,
	2025	2024
Stock options outstanding	2,525,061	3,279,483
Restricted stock units outstanding	2,436,259	1,043,621
Restricted stock purchase	—	11,641
Common stock warrant	4,121,034	4,121,034
Remaining shares reserved for future issuances under the 2024 Equity Incentive Plan	4,193,879	4,277,680
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	932,326	666,124
Total shares	14,208,559	13,399,583
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
As of December 31, 2025 and 2024, $3.4 million and $3.3 million, respectively, of the exercise price had been released from the Company’s repurchase option liability and recorded to additional paid-in capital.
Common Stock Warrant
On May 17, 2021, the Company issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. (Commercial Agreement). The Walmart Warrant was issued in exchange for access to Walmart consumers and is accounted for under ASC 718, Compensation–Stock Compensation (ASC 718), as a share-based payment to a nonemployee in exchange for services to be recognized in the same manner as if the Company paid cash for the services.
Pursuant to the terms of the Walmart Warrant, Walmart has the right to purchase up to 3,528,577 shares of the Company’s common stock, subject to a non-discretionary anti-dilution provision, at an exercise price of $70.12. In accordance with the anti-dilution provision, on April 22, 2024 in connection with the Company’s IPO, the number of shares increased by 592,457 shares to a new total of 4,121,034 shares. Vesting of the Walmart Warrant is subject to certain conditions, including the achievement of certain milestones and satisfaction of obligations of both parties, or (with respect to 1,648,413 of such shares after the anti-dilution adjustment) the passage of time after the achievement of

Ibotta, Inc.
Notes to Financial Statements
certain milestones, subject to acceleration if certain operating goals are achieved. Failure to satisfy these conditions or termination of the Commercial Agreement would result in a decrease in the number of shares vesting under the Walmart Warrant. The Walmart Warrant expires, and any vested warrants are no longer exercisable, effective May 17, 2031, or May 17, 2028, in certain cases if the Commercial Agreement is no longer in effect.
The aggregate grant date fair value on May 17, 2021 of the Walmart Warrant was $35.3 million. The anti-dilution provision adjustment on April 22, 2024 represented a modification under ASC 718, and the aggregate grant date fair value of the 592,457 additional shares granted was $37.2 million. The fair value was determined based on a Black-Scholes option pricing valuation model with the following assumptions:

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
During the year ended December 31, 2023, we recognized stock-based compensation expense in sales and marketing expense of $13.2 million, of which $12.3 million related to the vesting of the performance conditions and $0.9 million related to the vesting of service conditions. During the year ended December 31, 2024, we recognized stock-based compensation expense in sales and marketing expense of $29.3 million, of which $17.5 million related to the anti-dilution modification and the remaining expense related to the vesting of the service condition. During the year ended December 31, 2025, we recognized stock-based compensation expense of $8.8 million in sales and marketing expense, all of which related to the vesting of the service condition. As of December 31, 2025, unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $21.3 million and is expected to be recognized over a weighted average period of 2.8 years.
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). In both March 2025 and June 2025, the board of directors approved an additional $100.0 million, bringing the total authorization under the Share Repurchase Program to $300.0 million.
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

Ibotta, Inc.
Notes to Financial Statements
any time. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
During the year ended December 31, 2025, the Company repurchased 6,869,660 of its Class A common stock for an aggregate repurchase amount of $236.3 million. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of December 31, 2025, $34.9 million remains available and authorized for repurchase under the Share Repurchase Program.
10. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Redemption revenue	$297,236	$308,824	$243,886
Ad & other revenue	45,153	58,430	76,151
Total revenue	$342,389	$367,254	$320,037
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and rewards collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as consumers redeem offers over the term of the campaigns, net of the reward, which generally occurs within twelve months. Deferred revenue was $2.9 million and $5.0 million as of December 31, 2025 and 2024, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenue recognized	$4,361	$2,370	$2,659
11. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cost of revenue	$2,582	$1,484	$659
Sales and marketing(1)	18,732	39,086	15,420
Research and development	10,271	9,325	2,074
General and administrative	21,321	26,321	2,015
Total stock-based compensation expense	$52,906	$76,216	$20,168
_______________
(1)Sales and marketing includes common stock warrant expense of $8.8 million, $29.3 million, and $13.2 million recognized during the years ended December 31, 2025, 2024, and 2023, respectively. See Note 9 – Stockholders’ Equity.

Ibotta, Inc.
Notes to Financial Statements
During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $1.1 million, $0.4 million, and $0.4 million, respectively, of stock-based compensation expense to software development costs. During the years ended December 31, 2025 and 2024, the Company recognized tax benefits related to stock-based compensation of $5.1 million and $13.9 million, respectively, which are reflected in the Company’s provision for (benefit from) income taxes. The Company recognized no tax benefit related to stock-based compensation during the year ended December 31, 2023.
Unrecognized stock-based compensation expense as of December 31, 2025 was $98.4 million for unvested restricted stock units, $4.0 million for unvested stock options, and $0.5 million for the ESPP and is expected to be recognized over a weighted average period of 3.0 years, 1.6 years, and 0.4 years, respectively.
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
As of December 31, 2025, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2024 Plan is equal to 6,540,979 shares. The number of shares available for issuance automatically increases on the first day of each fiscal year of the Company, beginning on January 1, 2025, in an amount equal to the least of (i) 5,400,000 shares, (ii) 5% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Administrator no later than the last day of the immediately preceding fiscal year. Pursuant to this automatic increase feature of the 2024 Plan, an additional 1,547,571 shares were reserved for issuance effective January 1, 2025.
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
A summary of option activity for the year ended December 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2024	3,279,483	$15.49	6.5	$162,641
Exercised	(594,148)	15.36
Forfeited or expired	(160,274)	17.06
Options outstanding as of end of period	2,525,061	15.42	5.3	19,780
Options vested and exercisable as of December 31, 2025	2,189,326	$14.77	5.0	$18,017

Ibotta, Inc.
Notes to Financial Statements
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $17.2 million, $54.6 million, and $2.8 million, respectively. The total fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 was $6.4 million, $16.7 million, and $10.0 million, respectively.
During the year ended December 31, 2024, the Company modified certain stock option awards granted to named executive officers in connection with the IPO. This modification accelerated the vesting and increased the fair value of the stock options by $3.0 million. Additionally, as a result of the IPO, the liquidity event condition associated with these stock options was satisfied, and we recognized an $11.4 million cumulative stock-based compensation expense adjustment associated with the stock options for which the portion of the service period had been satisfied and vested through achievement of the liquidity event condition upon the IPO. Prior to the IPO, no stock-based compensation expense was recognized for these stock options as the liquidity event condition was not probable.
No options were granted during the year ended December 31, 2025. The weighted average grant date fair value for options granted during the years ended December 31, 2024 and 2023, was $21.40 and $9.00, respectively. The fair value of options granted was estimated using the Black Scholes option-pricing model using the following weighted average assumptions:

	Year ended December 31,
	2024	2023
Risk-free interest rate	4.07%	4.16%
Expected dividend yield	—	—
Expected volatility	75%	71%
Expected term (in years)	6.1	6.0
Restricted Stock Units (RSUs)
RSUs granted after the IPO are subject to a service-based vesting condition, which is typically satisfied over a four-year period.
A summary of RSU activity for the year ended December 31, 2025 is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,043,621	$63.35
Granted	2,360,646	50.20
Vested	(499,501)	64.79
Forfeited or expired	(468,507)	63.55
Unvested and outstanding as of December 31, 2025	2,436,259	$50.28
The total fair value of RSUs vested during the years ended December 31, 2025 and 2024, was $32.4 million and $10.0 million, respectively. No RSUs vested during the year ended December 31, 2023.
Prior to and in connection with the IPO, the Company granted RSUs to employees and executives that vest upon the satisfaction of both a service condition and a liquidity event condition (double-trigger awards). As a result of the IPO, the liquidity event condition associated with all double-trigger awards was

Ibotta, Inc.
Notes to Financial Statements
deemed probable, and we recognized a $2.6 million cumulative stock-based compensation expense adjustment related to these awards upon the IPO in 2024.
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
During the years ended December 31, 2025 and 2024, we recognized $5.3 million and $3.7 million, respectively, of stock-based compensation expense related to the CEO PRSU.
Employee Stock Purchase Plan (ESPP)
In April 2024, the Company’s board of directors approved the 2024 ESPP, which became effective in connection with the IPO. Initially, there were 715,000 shares of the Company’s Class A common stock reserved for issuance under the ESPP. The number of shares available for issuance automatically increases on the first day of each fiscal year of the Company, beginning on January 1, 2025, in an amount equal to the least of (i) 1,100,000 shares of Class A common stock, (ii) 1% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the board of directors. Pursuant to this automatic increase feature of the 2024 ESPP, an additional 309,514 shares were reserved for issuance under the ESPP effective January 1, 2025.
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
During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense related to the ESPP of $1.1 million and $1.6 million, respectively, and issued 92,188 and 48,876 shares, respectively, of its Class A common stock under the ESPP.
The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2025	2024
Risk-free interest rate	4.05%	4.96%
Expected dividend yield	—	—
Expected volatility	66%	50%
Expected term (in years)	0.5	0.5
12. Employee Benefit Plan
The Company sponsors a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all eligible employees. The Company’s matching contribution expense was $3.9 million, $3.6 million, and $2.9 million during the years ended December 31, 2025, 2024, and 2023, respectively.
13. Income Taxes
The provision for (benefit from) income taxes consists of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current taxes:
Federal	799	2,688	2,419
State	2,327	6,688	3,515
Total current taxes	3,126	9,376	5,934
Deferred taxes:
Federal	3,087	(41,331)	—
State	59	(12,291)	—
Total deferred taxes	3,146	(53,622)	—
Provision for (benefit from) income taxes	$6,272	$(44,246)	$5,934

Ibotta, Inc.
Notes to Financial Statements
A reconciliation of the provision for income taxes to the amount computed by applying the 21.0% U.S. federal income tax rate to income before income taxes for years after the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Year ended December 31, 2025
	Amount	%
U.S. federal statutory income tax rate	$2,068	21.0%
State and local taxes, net of federal income tax effect (1)	2,053	20.9
Tax credits:
Research and development tax credit	(6,275)	(63.7)
Nontaxable or nondeductible items:
Meals and entertainment	123	1.2
Stock-based compensation	1,817	18.5
Section 162(m) limitation	2,343	23.8
Common stock warrant expense	1,840	18.7
Net federal true-up	496	4.9
Other adjustments	116	1.2
Changes in unrecognized tax benefits	1,654	16.8
Other adjustments	37	0.4
Effective tax rate	$6,272	63.7%
_______________
(1) The states and local jurisdictions that contribute to the majority (greater than 50.0%) of the tax effect in this category include New York City, Minnesota, California, and Ohio.

A reconciliation of the provision for (benefit from) income taxes to the amount computed by applying the 21.0% U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal income tax effect	17.2	6.3
Permanent items	—	6.7
Stock-based compensation	(11.9)	2.1
Net federal true-up	(3.3)	(0.5)
Change in valuation allowance	(239.3)	(17.8)
Research and development tax credit	(19.9)	(15.0)
Common stock warrant expense	25.1	6.3
Changes in unrecognized tax benefits	(8.2)	4.4
Convertible note	13.9	—
Section 162(m) limitation	8.7	—
Equity compensation related adjustment	16.0	—
Effective tax rate	(180.7)%	13.5%

Ibotta, Inc.
Notes to Financial Statements
Income taxes paid, net of refunds, by jurisdiction for years after the adoption of ASU 2023-09 were as follows (in thousands):

Year ended December 31, 2025
Federal	$2,655
State and local	2,492
Income taxes, net of refunds	$5,147
Income taxes paid, net of refunds, exceeded 5% of total income taxes paid, net of refunds, in the following jurisdictions (in thousands):

Year ended December 31, 2025
State
California	$321
Minnesota	340
New Jersey	$691
Income taxes paid during the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 was $13.2 million and $4.1 million, respectively.
The significant components of deferred income taxes were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss, credit carryforwards	$22,402	$19,533
Accruals and reserves	8,888	9,640
User redemption liability	8,503	9,630
Capitalized research and development	22,653	39,031
Other deferred tax assets	6,815	—
Gross deferred tax assets	69,261	77,834
Deferred tax liabilities:
Property and equipment	(10,793)	(3,416)
Other deferred tax liabilities	(3,618)	(1,207)
Gross deferred tax liabilities	(14,411)	(4,623)
Net deferred tax assets	$54,850	$73,211
The Company regularly assesses the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income. Judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. Due to cumulative income in recent years, including the effect of permanent adjustments, expected revenue growth, and the expectation of sustained profitability in future periods, we concluded that as of December 31, 2025, it was more likely than not that the federal and state tax assets were realizable.

Ibotta, Inc.
Notes to Financial Statements
The table below details the activity of the deferred tax assets valuation allowance (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance:
Year ended December 31, 2025	$—	$—	$—	$—
Year ended December 31, 2024	(58,624)	—	58,624	—
Year ended December 31, 2023	$(65,270)	$—	$6,646	$(58,624)
As of December 31, 2025 and 2024, the Company had no federal net operating losses, net of uncertain tax positions, for U.S. federal income tax purposes. As of December 31, 2025 and 2024, the Company had federal tax credit carryforwards of $11.8 million and $7.8 million, respectively. Total state tax credits as of December 31, 2025 and 2024 were immaterial. If unused, the federal tax credit carryforwards will begin to expire in 2042, and the state tax credits will begin to expire in 2029.
As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards, net of uncertain tax positions, of $92.2 million and $68.1 million, respectively. As of December 31, 2025, $74.9 million of the state net operating losses expire between 2030 through 2055 and $17.3 million can be carried forward indefinitely. If a business combination is consummated such that a change in control occurs, these net operating losses may become subject to an annual limitation as defined under Section 382 of the Internal Revenue Code of 1986, as amended.
Management has evaluated the income tax positions taken or expected to be taken, if any, on income tax returns filed and the likelihood that, upon examination by relevant jurisdictions, those income tax positions would be sustained. The Company recognizes interest accrued and penalties related to unrecognized uncertain tax position benefits in income tax expense. Total accrued interest and penalties as of December 31, 2025 and 2024 were immaterial. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Beginning balance	$19,812	$15,306	$17,251
Additions/(reductions) based on tax positions related to the current year	(11)	4,506	(1,945)
Additions/(reductions) for tax positions related to prior years	—	—	—
Ending balance	$19,801	$19,812	$15,306
An insignificant portion of the unrecognized tax benefits, if recognized, is expected to impact the effective tax rate. A material reduction of unrecognized tax benefits within the next twelve months is not expected.

Ibotta, Inc.
Notes to Financial Statements
We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. While the applicable statute of limitations are generally open for three to four years for the jurisdictions in which we file, we remain subject to income tax examinations for all years in certain jurisdictions due to the usage of carryforward attributes, such as net operating losses and research and development credits. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for the tax year ended December 31, 2021 in the second quarter of 2024. During the first quarter of 2025, the IRS completed this examination with no changes to the reported tax. However, the IRS has the ability to adjust the research and development credit claimed and net operating loss generated in 2021 when these carryforward tax attributes are utilized in future tax years. As of December 31, 2025, the IRS has not proposed any adjustments to our tax positions. The Company's state income tax returns are subject to audit. The Company is not currently under audit by state taxing authorities.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA provides changes to the U.S. federal tax law, including expensing of U.S. research expenditures and eligible capital expenditures. The effects of the OBBBA are reflected in the financial statements as of and for the period ending December 31, 2025.
14. Net Income Per Share
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, basic and diluted net income per share are the same for Class A common stock and Class B common stock.
Basic and diluted net income per share is calculated as follows (in thousands, except share and per share amounts):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net income	$3,575	$68,742	$38,117
Denominator:
Weighted average shares of common stock outstanding, basic	28,366,770	24,124,833	8,948,537
Plus: dilutive effect of stock options	1,564,697	2,551,403	727,076
Plus: dilutive effect of RSUs	161,266	184,695	—
Plus: dilutive effect of redeemable convertible preferred stock	—	—	17,245,954
Plus: dilutive effect of ESPP	7,846	—	—
Weighted average common shares outstanding, diluted	30,100,579	26,860,931	26,921,567
Net income per share, basic	$0.13	$2.85	$4.26
Net income per share, diluted	$0.12	$2.56	$1.42

Ibotta, Inc.
Notes to Financial Statements
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net income per share because their effect would have been antidilutive for the periods presented:

	Year ended December 31,
	2025	2024	2023
Stock options	139,985	—	2,944,025
RSUs	1,613,391	317,120	—
ESPP	—	44,109	—
Unvested shares of restricted stock purchase	—	11,641	113,846
Common stock warrant	4,121,034	4,121,034	3,528,577
Total shares excluded from diluted net income per share	5,874,410	4,493,904	6,586,448
15. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the years ended December 31, 2025, 2024, and 2023, the Company spent a total of $2.1 million, $4.1 million, and $2.0 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini as of December 31, 2025 and 2024, were $0.2 million and $0.4 million, respectively.
16. Commitments and Contingencies
Letters of Credit
As of December 31, 2025 and 2024, the Company had standby letters of credit in the aggregate amount of $1.0 million and $1.4 million, respectively, related to office space leases. The Company’s restricted cash was previously held as of December 31, 2024 to secure $0.4 million of the balance of the letters of credit, and the remainder was collateralized by our 2024 Credit Facility. As of December 31, 2025, due to the expiration of the related office space lease, the restricted cash balance was zero.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the balance sheets when they become probable and the amount can be reasonably estimated. As of December 31, 2025 and 2024, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.

Ibotta, Inc.
Notes to Financial Statements
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of December 31, 2025, future minimum payments with a remaining term in excess of one year under these non-cancelable purchase obligations were as follows:

Fiscal Year	In thousands
2026	$38,356
2027	32,681
2028	26,239
2029	22,612
2030	19,010
Thereafter	—
Total	$138,898
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
Additionally, in the ordinary course of its business, the Company may be involved in various legal proceedings involving contractual and employment relationships, patent or other intellectual property rights, and a variety of other matters. We are not presently a party to any other litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, and prospects. Defending any legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial and interim principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial and interim principal accounting officer have concluded that these disclosures controls were effective at a reasonable assurance level as of December 31, 2025.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended December 31, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the definitive proxy statement for our 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a) Financial Statements
Our financial statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-42018	3.1	April 22, 2024
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-42018	3.2	April 22, 2024
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-278172	4.1	April 08, 2024
4.2	Description of Securities.	10-K	001-42018	4.2	February 27, 2025
4.3#	Warrant Agreement by and between the registrant and Walmart Inc., dated May 17, 2021.	S-1	333-278172	4.3	March 22, 2024
4.4	Amendment to Warrant Agreement by and between the registrant and Walmart Inc., dated March 21, 2024.	S-1	333-278172	4.4	March 22, 2024
10.1+	2024 Equity Incentive Plan and forms of agreement thereunder.	S-1/A	333-278172	10.1	April 08, 2024
10.2+	2024 Employee Stock Purchase Plan and forms of agreement thereunder.	S-1/A	333-278172	10.2	April 08, 2024
10.3+	2011 Equity Incentive Plan and forms of agreement thereunder.	S-1	333-278172	10.3	March 22, 2024
10.4+	Executive Incentive Compensation Plan.	S-1	333-278172	10.4	March 22, 2024
10.5+	Outside Director Compensation Policy.	S-1/A	333-278172	10.5	April 08, 2024
10.6+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-278172	10.6	March 22, 2024

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.7+	Confirmatory Employment Letter, by and between the registrant and Bryan Leach, effective as of March 14, 2024.	S-1	333-278172	10.7	March 22, 2024
10.8+	Confirmatory Employment Letter, by and between the registrant and Sunit Patel, effective as of March 14, 2024.	S-1	333-278172	10.8	March 22, 2024
10.9+	Confirmatory Employment Letter, by and between the registrant and Marisa Daspit, effective as of March 14, 2024.	S-1	333-278172	10.9	March 22, 2024
10.10+	Confirmatory Employment Letter, by and between the registrant and Richard Donahue, effective as of March 14, 2024.	S-1	333-278172	10.10	March 22, 2024
10.11+	Offer Letter, by and between the registrant and David T. Shapiro, effective as of March 14, 2024.	S-1	333-278172	10.11	March 22, 2024
10.12+	Confirmatory Employment Letter, by and between the registrant and Amir El Tabib, effective as of March 14, 2024.	S-1	333-278172	10.12	March 22, 2024
10.13+	Confirmatory Employment Letter, by and between the registrant and Chris Riedy, effective as of February 3, 2025	10-K	001-42018	10.13	February 27, 2025
10.14+	Confirmatory Employment Letter, by and between the registrant and Luke Swanson, effective as of March 15, 2024.	S-1	333-278172	10.14	March 22, 2024
10.15+	Change in Control and Severance Agreement between the registrant and Bryan Leach, effective as of September 22, 2021.	S-1	333-278172	10.15	March 22, 2024
10.16+	Change in Control and Severance Agreement between the registrant and Sunit Patel, effective as of March 19, 2024.	S-1	333-278172	10.16	March 22, 2024
10.17+	Change in Control and Severance Agreement between the registrant and Marisa Daspit, effective as of March 14, 2024.	S-1	333-278172	10.17	March 22, 2024
10.18+	Change in Control and Severance Agreement between the registrant and Rich Donahue, effective as of March 14, 2024.	S-1	333-278172	10.18	March 22, 2024
10.19+	Change in Control and Severance Agreement between the registrant and David T. Shapiro, effective as of February 11, 2024.	S-1	333-278172	10.19	March 22, 2024

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.20+	Change in Control and Severance Agreement between the registrant and Amir El Tabib, effective as of March 14, 2024.	S-1	333-278172	10.20	March 22, 2024
10.21+	Change in Control and Severance Agreement between the registrant and Chris Riedy, effective as of December 18, 2024.	10-K	001-42018	10.21	February 27, 2025
10.22+	Change in Control and Severance Agreement between the registrant and Luke Swanson, effective as of October 6, 2021.	S-1	333-278172	10.22	March 22, 2024
10.23	Lease between the registrant, BOP 1801 California Street LLC, and BOP 1801 California Street II LLC, dated October 20, 2015.	S-1	333-278172	10.23	March 22, 2024
10.24	First Amendment of Lease between the registrant, BOP 1801 California Street LLC, and BOP 1801 California Street II LLC, dated June 28, 2017.	S-1	333-278172	10.24	March 22, 2024
10.25	Lease Agreement between the registrant and TR 16 Market Square Corp., dated November 17, 2024.	10-K	001-42018	10.25	February 27, 2025
10.26	Credit Agreement, dated December 5, 2024, by and among, the registrant, as the borrower, Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, and the lenders and other parties named therein.	10-K	001-42018	10.26	February 27, 2025
10.27#	Performance Network & Digital Item-Level Rebates Program Agreement between the registrant and Walmart Inc., dated May 17, 2021.	S-1	333-278172	10.29	March 22, 2024
10.28	Form of Equity Exchange Right Agreement between the registrant, Bryan Leach and certain entities affiliated with Bryan Leach.	S-1	333-278172	10.30	March 22, 2024
10.29	Form of Share Exchange Agreement between the registrant, Bryan Leach and certain entities affiliated with Bryan Leach.	S-1	333-278172	10.31	March 22, 2024
10.30+	Form of Restricted Stock Unit Award Agreement between the registrant and Bryan Leach.	S-1/A	333-278172	10.32	April 08, 2024
10.31+	Offer Letter for Matt Puckett, dated August 6, 2025.	8-K	001-42018	99.2	August 11, 2025

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.32+	2024 Employee Stock Purchase Plan, as amended on August 18, 2025, and forms of agreement thereunder.	10-Q	001-42018	10.2	November 13, 2025
10.33+	Offer Letter for Valarie Sheppard, dated as of March 27, 2025.	8-K/A	001-42018	10.1	March 31, 2025
10.34+	Consulting Agreement, by and between the registrant and Sunit Patel, effective as of April 1, 2025.	10-Q	001-42018	10.2	May 15, 2025
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of the registrant.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy.	10-K	001-42018	97.1	February 27, 2025
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

IBOTTA, INC.

Date:	February 25, 2026	By:	/s/ Bryan Leach
Bryan Leach
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bryan Leach and Matt Puckett as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and substitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his or her capacity as a director and/or officer of Ibotta, Inc.) to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan Leach	Founder, Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2026
Bryan Leach

/s/ Matt Puckett	Chief Financial Officer (Principal Financial Officer and Interim Principal Accounting Officer)	February 25, 2026
Matt Puckett

/s/ Stephen Bailey	Director	February 25, 2026
Stephen Bailey

/s/ Amanda Baldwin	Director	February 25, 2026
Amanda Baldwin

/s/ Amit N. Doshi	Director	February 25, 2026
Amit N. Doshi

/s/ Thomas D. Lehrman	Director	February 25, 2026
Thomas Lehrman

/s/ Valarie Sheppard	Director	February 25, 2026
Valarie Sheppard

/s/ Larry W. Sonsini	Director	February 25, 2026
Larry W. Sonsini