Form 10-Q
period 2026-03-31
Ibotta, Inc.
filed 2026-05-06
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had outstanding 20,197,545 shares of Class A common stock and 3,077,424 shares of Class B common stock, each with a par value of $0.00001 per share.

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
•our ability to successfully expand our artificial intelligence and machine learning (AI/ML) capabilities;
•our ability to roll out LiveLift™ to our client base, including features that allow for increased frequency of campaign measurement and greater optimization capabilities;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, and our ability to comply with such laws and regulations, including privacy matters, emerging artificial intelligence regulations, so-called “algorithmic pricing” or “surveillance pricing” laws, and laws regulating digital discounts or digital shelf tags;

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
•the increased expenses associated with being a public company; and
•the impact of regulatory and economic uncertainty, tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, public health threats, general global instability, or geopolitical tensions and military conflicts including the ongoing conflicts between Russia and Ukraine and in the Middle East, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,596	$186,612
Accounts receivable, less allowances of $1,409 and $2,494, respectively	183,052	208,709
Prepaid expenses and other current assets	13,353	12,604
Total current assets	361,001	407,925
Property and equipment, less accumulated depreciation of $3,712 and $3,029, respectively	23,212	23,434
Capitalized software development costs, less accumulated amortization of $26,279 and $24,165, respectively	26,482	24,193
Equity investment	4,531	4,531
Deferred tax assets, net	53,892	54,850
Operating lease assets	9,843	9,901
Other long-term assets	961	1,077
Total assets	$479,922	$525,911
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,237	$10,840
Due to third-party publishers	106,293	107,601
Deferred revenue	2,701	2,935
User redemption liability	63,381	65,521
Accrued expenses	19,754	19,614
Other current liabilities	1,557	1,249
Total current liabilities	200,923	207,760
Long-term liabilities:
Operating lease liabilities, long-term	25,319	25,501
Unrecognized tax benefits, long-term	4,701	4,999
Total liabilities	230,943	238,260
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2026, and December 31, 2025	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 29,764,560 shares issued, and 20,427,707 shares outstanding as of March 31, 2026; 3,000,000,000 shares authorized, 29,429,656 shares issued, and 22,041,313 shares outstanding as of December 31, 2025	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,077,424 shares issued and outstanding as of March 31, 2026; 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of December 31, 2025	—	—
Treasury stock, at cost, 9,336,853 shares as of March 31, 2026 and 7,388,343 shares as of December 31, 2025	(312,719)	(267,575)
Additional paid-in capital	708,891	692,097
Accumulated deficit	(147,193)	(136,871)
Total stockholders' equity	248,979	287,651
Total liabilities and stockholders' equity	$479,922	$525,911
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$82,483	$84,574
Cost of revenue	19,450	17,092
Gross profit	63,033	67,482
Operating expenses:
Sales and marketing	34,048	29,858
Research and development	14,502	18,069
General and administrative	23,760	21,386
Depreciation and amortization	1,555	972
Total operating expenses	73,865	70,285
Loss from operations	(10,832)	(2,803)
Interest income, net	1,510	3,685
Other expense, net	(31)	(399)
(Loss) income before (provision for) benefit from income taxes	(9,353)	483
(Provision for) benefit from income taxes	(969)	72
Net (loss) income	$(10,322)	$555
Net (loss) income per share:
Basic	$(0.43)	$0.02
Diluted	$(0.43)	$0.02
Weighted average common shares outstanding:
Basic	24,145,066	30,779,430
Diluted	24,145,066	33,218,817
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
Net income	—	—	—	—	—	555	555
Exercise of stock options	239,994	—	—	—	3,365	—	3,365
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	14,013	—	14,013
Release of restricted stock purchase shares from repurchase option	11,641	—	—	—	97	—	97
Repurchase of common stock	—	—	(1,840,554)	(73,408)	—	—	(73,408)
Issuance of common stock upon settlement of restricted stock units	107,613	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(18,499)	—	—	—	(629)	—	(629)
Balance, March 31, 2025	31,810,844	$—	(2,359,237)	$(104,729)	$645,896	$(139,891)	$401,276

Balance, December 31, 2025	32,567,080	$—	(7,388,343)	$(267,575)	$692,097	$(136,871)	$287,651
Net loss	—	—	—	—	—	(10,322)	(10,322)
Exercise of stock options	50,209	—	—	—	743	—	743
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	17,204	—	17,204
Repurchase of common stock	—	—	(1,948,510)	(45,144)	—	—	(45,144)
Issuance of common stock upon settlement of restricted stock units	270,830	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(46,135)	—	—	—	(1,153)	—	(1,153)
Balance, March 31, 2026	32,841,984	$—	(9,336,853)	$(312,719)	$708,891	$(147,193)	$248,979
_________
(1)Amounts combine the Company’s Class A and Class B common stock. See Note 7 - Stockholders’ Equity.

See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Operating activities
Net (loss) income	$(10,322)	$555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,871	2,165
Impairment of capitalized software development costs	139	164
Stock-based compensation expense	14,521	11,591
Common stock warrant expense	2,161	2,161
Credit loss expense	852	418
Amortization of debt discount and issuance costs	38	38
Deferred income taxes	583	—
Other	3	4
Changes in assets and liabilities:
Accounts receivable	24,865	14,311
Other current and long-term assets	(236)	(23,890)
Accounts payable	(1,499)	273
Due to third-party publishers	(1,308)	(7,451)
Accrued expenses	253	(3,559)
Deferred revenue	(234)	612
User redemption liability	(2,140)	(1,525)
Other current and long-term liabilities	(173)	23,993
Net cash provided by operating activities	30,374	19,860
Investing activities
Additions to property and equipment	(3,068)	(1,894)
Additions to capitalized software development costs	(4,020)	(3,074)
Proceeds from the sale of property and equipment	27	—
Net cash used in investing activities	(7,061)	(4,968)
Financing activities
Proceeds from exercise of stock options	656	3,360
Debt issuance costs	—	(2)
Purchase of treasury stock	(44,832)	(69,778)
Taxes paid related to net share settlement of equity awards	(1,153)	(629)
Net cash used in financing activities	(45,329)	(67,049)
Net change in cash, cash equivalents, and restricted cash	(22,016)	(52,157)
Cash, cash equivalents, and restricted cash, beginning of period	186,612	349,690
Cash, cash equivalents, and restricted cash, end of period	$164,596	$297,533
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Supplemental disclosures of cash flow information
Interest paid	$76	$21
Income taxes paid	$568	$—
Supplemental disclosures of non-cash investing and financing activities
Share repurchases in accounts payable and accrued expenses	$3,595	$3,631
Stock-based compensation included in capitalized software development costs	522	261
Property and equipment in accounts payable and accrued expenses	$416	$966
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
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025, which can be found in the Company’s Annual Report on Form 10-K.
The Company does not have any subsidiaries or controlled affiliates; therefore, the condensed financial statements do not require consolidation.
Certain prior year cash flow amounts have been reclassified to reflect the current year presentation within operating activities. These reclassifications had no effect on the Company’s previously reported net (loss) income, stockholders’ equity, or net cash provided by operating activities. The condensed financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. These operating results are not necessarily indicative of the results that may be expected of the full year performance.
Other than those described below, there were no significant changes to the significant accounting policies from those that were disclosed in the audited financial statements and accompanying notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires estimates and assumptions that affect the reported amounts and classifications of assets and liabilities, revenue and expenses, and the related disclosures of contingent liabilities in the condensed financial statements and accompanying notes. Management evaluates its estimates that include, but are not limited to, the allowance for credit losses, useful lives and impairment of long-lived assets, software development costs, including capitalization and the allocation of labor costs between cost of revenue and research and development expense, income taxes, leases, contingent liabilities, revenue recognition, breakage, and stock-based compensation. The Company believes that the estimates, judgments, and assumptions used to determine certain amounts that affect the condensed financial statements are reasonable, based on information available at the time they are made. Actual results could differ materially from these estimates.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Segments
Operating segments are components of a company for which separate financial information is internally produced for regular use by the chief operating decision maker (CODM) to allocate resources and assess the performance of the business. Our CODM, the Chief Executive Officer, manages the Company’s operations as a single operating and reportable segment. Accordingly, our CODM uses net (loss) income as reported in the condensed statements of operations to measure segment profit or loss, allocate resources, and assess performance, including in deciding whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions or other investments. Significant segment expenses provided to the CODM are the same as those reported in the condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and accounts receivable. At times, such amounts may exceed federally insured limits. The Company reduces credit risk by placing the large majority of its cash and cash equivalents with major financial institutions within the United States. The Company does not require collateral for accounts receivable.
As of March 31, 2026 and December 31, 2025, one client accounted for 11% and 15% of accounts receivable, respectively. There were no clients that represented 10% or more of the Company's revenue during the three months ended March 31, 2026 and 2025.
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount of gross billings for fees and rewards, less an allowance for credit losses. Accounts receivable are unsecured and comprised of amounts due from the Company’s clients. The majority of the Company’s clients are nationally recognized companies and generally have payment terms of 30 to 90 days.
An allowance for credit losses is recorded based on our best estimate of expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in the allowance are classified as general and administrative expense in the statements of operations. The allowance for credit losses is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, collection history, general economic conditions, and other relevant data. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date will persist for the remaining life of the receivables balance. Account balances are charged against the allowance when the Company believes the receivable will not be recovered.
The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

Three months ended March 31, 2026
Beginning Balance	$2,494
Add: provision for expected credit losses	852
Less: write-offs, net of recoveries	(1,937)
Ending Balance	$1,409

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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The principal activities from which the Company generates revenue are as follows:
Redemption Revenue
The Company’s clients promote their products and services to consumers through rewards offered on the IPN, and the Company earns a fee per redemption. The Company recognizes revenue from redemption campaign clients as fees are earned, net of rewards to consumers, as the Company acts as the agent to the Company’s clients in the facilitation of the sale to the consumer. The Company may also charge fees to set up a redemption campaign which are deferred and recognized over the average duration of historical redemption campaigns.
Ad & Other Revenue
The Company’s clients may also run advertisements such as banners, tiles, newsletters, and feature placements on D2C properties. Ad products are billed, and revenue is recognized, as the service is performed over the advertising period. The Company also offers a number of data products and services to clients, including data licensing and audience targeting. Some products and services are billed as a flat fee amount while others are billed based on usage. Data revenue is recognized as it is delivered.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which introduces a practical expedient that allows entities to assume that conditions as of the balance sheet date will persist for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company adopted ASU 2025-05 on January 1, 2026, on a prospective basis, and elected to apply the practical expedient, which did not have a significant impact on the financial statements and related disclosures.
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
The Company’s breakage is recorded as follows (in thousands):

	Three months ended March 31,
	2026	2025
Revenue	$1,826	$2,338
Cost of revenue	36	37
Sales and marketing	296	311
Total breakage	$2,158	$2,686
The user redemption liability was $63.4 million and $65.5 million as of March 31, 2026 and December 31, 2025, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued employee expenses	$11,543	$11,806
Other accrued expenses	8,211	7,808
Total accrued expenses	$19,754	$19,614

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
5. Long-Term Debt
2024 Credit Facility
On December 5, 2024, the Company, as borrower, entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit (L/C) issuer, and certain other institutional lenders (2024 Credit Facility). The 2024 Credit Facility, which matures on December 5, 2029, provides the Company with revolving commitments in an aggregate principal amount of $100.0 million, with a letter of credit sub-facility of up to $10.0 million and with a swingline loan sub-facility of up to $10.0 million. The obligations of the Company under the 2024 Credit Facility are secured by a lien on all of the assets of the Company. The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million.
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
The 2024 Credit Facility contains customary affirmative and negative covenants and restrictions, including limitations on additional indebtedness, creation of liens, restricted payments, investments and certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 and a maximum Consolidated Net Leverage Ratio of 3.0 to 1.0. In addition, the 2024 Credit Facility contains other customary covenants, representations and warranties, and events of default. As of March 31, 2026, the Company was in compliance with all covenants under the 2024 Credit Agreement.
As of March 31, 2026, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. Refer to Note 13 – Commitments and Contingencies for further discussion of the Company’s letters of credit. During the three months ended March 31, 2026 and 2025, interest expense was immaterial.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$162,150	$162,150	$—	$—
Total	$162,150	$162,150	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$183,423	$183,423	$—	$—
Total	$183,423	$183,423	$—	$—
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
During the three months ended March 31, 2026 and 2025, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million.
7. Stockholders’ Equity
The Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Preferred Stock
As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
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
The Company had shares of common stock reserved for issuance as follows:

	March 31, 2026	December 31, 2025
Stock options outstanding	2,456,717	2,525,061
Restricted stock units outstanding	4,601,120	2,436,259
Common stock warrant	4,121,034	4,121,034
Remaining shares reserved for future issuances under the 2024 Equity Incentive Plan	3,081,393	4,193,879
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	1,135,237	932,326
Total shares	15,395,501	14,208,559
Common Stock Warrant
In May 2021, the Company issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. (Commercial Agreement). The Walmart Warrant is accounted for as nonemployee stock-based compensation under ASC 718, Compensation–Stock Compensation (ASC 718). Pursuant to the terms of the Walmart Warrant, and subsequent to a modification from the non-discretionary anti-dilution provision as a result of the Company’s April 2024 IPO, Walmart has the right to purchase up to 4,121,034 shares at an exercise price of $70.12. Vesting of the Walmart Warrant is subject to certain performance and service conditions by both parties, and the Walmart Warrant expires May 2031, or May 2028, in certain cases if the Commercial Agreement is no longer in effect.
The aggregate grant date fair value of the May 2021 grant and the April 2024 modification were $35.3 million and $37.2 million, respectively, determined using a Black-Scholes option pricing valuation model. The fair value of the portion of the Walmart Warrant that vested upon achievement of the performance conditions was recognized as sales and marketing expense when the performance conditions were considered probable of achievement, and the remaining fair value is recognized as sales and marketing expense over time beginning upon achievement of certain performance conditions through the remainder of the Commercial Agreement term, subject to acceleration if certain operating goals are achieved, and subject to certain forfeiture and repurchase terms.
During each of the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation of $2.2 million associated with the vesting of the service conditions of the Walmart Warrant. As of March 31, 2026, unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $19.1 million and is expected to be recognized over a weighted average period of 2.5 years.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). In each of March 2025, June 2025, and March 2026, the board of directors approved an additional $100.0 million, bringing the total authorization under the Share Repurchase Program to $400.0 million as of March 31, 2026.
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
During the three months ended March 31, 2026, the Company repurchased 1,948,510 shares of its Class A common stock for an aggregate repurchase amount of $45.1 million. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of March 31, 2026, $90.3 million remains available and authorized for repurchase under the Share Repurchase Program.
8. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Redemption revenue	$73,016	$73,399
Ad & other revenue	9,467	11,175
Total revenue	$82,483	$84,574
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and rewards collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as consumers redeem offers over the term of the campaigns, net of the reward, which generally occurs within 12 months. Deferred revenue was $2.7 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Revenue recognized	$1,772	$2,845

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
9. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue	$990	$657
Sales and marketing(1)	5,790	5,129
Research and development	3,206	3,147
General and administrative	6,696	4,819
Total stock-based compensation expense	$16,682	$13,752
_______________
(1)Sales and marketing includes common stock warrant expense of $2.2 million recognized during the each of the three months ended March 31, 2026 and 2025. See Note 7 – Stockholders’ Equity.

The Company capitalized $0.5 million and $0.3 million of stock-based compensation expense to capitalized software development costs during the three months ended March 31, 2026 and 2025, respectively.
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
Unrecognized stock-based compensation expense as of March 31, 2026 was $3.2 million for unvested stock options, $137.5 million for unvested RSUs, and $0.2 million for the ESPP and is expected to be recognized over a weighted average period of 1.4 years, 3.2 years, and 0.1 years, respectively.
Stock Options
A summary of option activity for the three months ended March 31, 2026, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	2,525,061	$15.42	5.3	$19,780
Exercised	(50,209)	14.79
Forfeited or expired	(18,135)	20.91
Options outstanding as of March 31, 2026	2,456,717	$15.39	5.1	$35,943
Options vested and exercisable as of March 31, 2026	2,200,490	$14.85	4.8	$33,337

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
During the three months ended March 31, 2026, no stock options were granted, and the total intrinsic value of stock options exercised was $0.5 million.
Restricted Stock Units (RSUs)
A summary of RSU activity for the three months ended March 31, 2026, is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	2,436,259	$50.28
Granted	2,512,627	22.35
Vested	(270,830)	39.38
Forfeited or expired	(76,936)	38.97
Unvested and outstanding as of March 31, 2026	4,601,120	$35.86
CEO Performance-Based RSU

On April 17, 2024, the Company issued a performance-based RSU award to the CEO (CEO PRSU). The CEO PRSU awards a target number of RSUs to the CEO, totaling 125,216 RSUs, that become eligible to vest based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies in the Russell 2000 Index during the performance period from the grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. The award is subject to the CEO’s continued service to the Company, and the TSR condition is a market condition. In addition, the CEO PRSU is subject to acceleration upon a change in control. The Company recognized stock-based compensation expense related to the CEO PRSU of $1.3 million during each of the three months ended March 31, 2026 and 2025.
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
Stock-based compensation expense recognized during the three months ended March 31, 2026 and 2025, related to the ESPP were immaterial. The Company issued no shares of stock under the ESPP during the three months ended March 31, 2026 or the three months ended March 31, 2025.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
10. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $1.0 million and benefit of $0.1 million, respectively, resulting in an effective tax rate of (10.4)% and (15.0)%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock-based compensation, common stock warrant expense, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits.
The Company's income tax returns are subject to audit. As of March 31, 2026, the Company is not currently under audit by any taxing authorities, and there are no proposed adjustments to our tax positions.

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
Basic and diluted net (loss) income per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(10,322)	$555
Denominator:
Weighted average shares of common stock outstanding, basic	24,145,066	30,779,430
Plus: dilutive effect of stock options	—	2,168,633
Plus: dilutive effect of RSUs	—	255,456
Plus: dilutive effect of ESPP	—	15,298
Weighted average common shares outstanding, diluted	24,145,066	33,218,817
Net (loss) income per share, basic	$(0.43)	$0.02
Net (loss) income per share, diluted	$(0.43)	$0.02
As the Company incurred a net loss during the three months ended March 31, 2026, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net (loss) income per share because their effect would have been antidilutive for the periods presented:

	Three months ended March 31,
	2026	2025
Stock options	2,456,717	—
RSUs	4,601,120	1,090,115
ESPP	75,009	—
Common stock warrant	4,121,034	4,121,034
Total shares excluded from diluted net (loss) income per share	11,253,880	5,211,149
12. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the three months ended March 31, 2026 and 2025, the Company spent $0.4 million and $0.9 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini were $0.2 million as of both March 31, 2026 and December 31, 2025.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
13. Commitments and Contingencies
Letter of Credit
As of both March 31, 2026 and December 31, 2025, the Company had a standby letter of credit in the aggregate amount of $1.0 million, related to an office space lease collateralized by our 2024 Credit Facility.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of March 31, 2026 and December 31, 2025, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of March 31, 2026, future minimum payments with a remaining term in excess of one year under these non-cancelable purchase obligations were as follows:

Fiscal Year	In thousands
Remainder of 2026	36,281
2027	44,819
2028	37,093
2029	30,218
2030	19,010
Thereafter	—
Total	$167,421
Legal Proceedings
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company's initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5 promulgated thereunder. Motion to dismiss briefing is complete, and the court will hear oral argument on the motion in June 2026. We intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited annual financial statements and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K. This discussion contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled Special Note Regarding Forward-Looking Statements and Risk Factors included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to consumers through the Ibotta Performance Network (IPN). We source digital promotions from our clients, which are primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, which is enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), DoorDash, Inc. (DoorDash) and Uber Technologies, Inc. (Uber) (announced in March 2026 but not yet launched), among others, who are third-party publishers on the IPN and use our content to power their digital offer programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, direct-to-consumer (D2C), which is part of the IPN). Within D2C, we also partner with affiliate networks to access offers from certain retailer advertisers so consumers can earn cash back on a percentage of their total basket spend at those retailers.
In 2025, we introduced LiveLift™, a set of capabilities designed to help brands drive incremental sales at scale in a more cost-efficient manner. LiveLift™ enables more sophisticated projections and profitability metrics, including incremental sales and CPID, to help our clients achieve the desired scale or efficiency for their promotions. We also have partnerships with Circana and ABCS Insights, which allow our clients to obtain third-party validation of the impact of their digital promotion campaigns via third-party measurement studies.
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

Financial and Operational Highlights

	Three months ended March 31,
	2026	2025

	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	87,966	82,840
Redeemers(1)	19,736	17,089
Redemptions per redeemer(1)	4.5	4.8
Redemption revenue per redemption(1)	$0.83	$0.89
Revenue	$82,483	$84,574
Gross profit	$63,033	$67,482
Gross margin	76%	80%
Net (loss) income	$(10,322)	$555
Net (loss) income as a percent of revenue	(13)%	1%
Adjusted EBITDA(1)	$8,721	$14,673
Adjusted EBITDA margin(1)	11%	17%
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

	Three months ended March 31,
	2026	2025

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Third-party publisher redemptions	70,688	61,211
Direct-to-consumer redemptions	17,278	21,629
Total redemptions	87,966	82,840
Redeemers:
Third-party publisher redeemers	18,306	15,433
Direct-to-consumer redeemers	1,430	1,656
Total redeemers	19,736	17,089
Redemptions per redeemer:
Third-party publisher redemptions per redeemer	3.9	4.0
Direct-to-consumer redemptions per redeemer	12.1	13.1
Total redemptions per redeemer	4.5	4.8
Redemption revenue per redemption:
Third-party publisher redemption revenue per redemption	$0.76	$0.79
Direct-to-consumer redemption revenue per redemption	$1.10	$1.17
Total redemption revenue per redemption	$0.83	$0.89

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
Third-party publisher redemptions
For the three months ended March 31, 2026 compared to the same period in 2025, third-party publisher redemptions were approximately 70.7 million and 61.2 million, respectively. This growth was driven primarily by organic growth at existing third-party publishers, as well as the launch of new publishers, namely DoorDash, which substantially launched in the second quarter of 2025.

D2C redemptions

For the three months ended March 31, 2026 compared to the same period in 2025, D2C redemptions were approximately 17.3 million and 21.6 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Total redemptions
For the three months ended March 31, 2026 compared to the same period in 2025, total redemptions were 88.0 million and 82.8 million, respectively.
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
Third-party publisher redeemers
For the three months ended March 31, 2026 compared to the same period in 2025, third-party publisher redeemers were approximately 18.3 million and 15.4 million, respectively. This growth was driven primarily by organic growth at existing third-party publishers, as well as the launch of new publishers, namely DoorDash, which substantially launched in the second quarter of 2025.
D2C redeemers
For the three months ended March 31, 2026 compared to the same period in 2025, D2C redeemers were 1.4 million and 1.7 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Total redeemers
For the three months ended March 31, 2026 compared to the same period in 2025, total redeemers were approximately 19.7 million and 17.1 million, respectively.
Redemptions per redeemer
Redemptions per redeemer are the redemptions divided by the redeemers in that period. This metric is useful as redemptions per redeemer is an indication of our redeemers’ level of engagement with our platform and network. We aim to grow redemptions from our redeemers by expanding the quantity and quality of offers available and increasing engagement by continuing to improve the consumer experience. In general, redemptions per redeemer are driven by the quantity and quality of offer supply and the growth in offer supply relative to the growth in redeemers. For new redeemers, redemption frequency initially increases before stabilizing. Our D2C business caters to consumers who are focused on savings, irrespective of the retailer. Our third-party publisher business tends to reach consumers who may be more loyal to a specific retailer and are engaging with offers powered by Ibotta’s technology platform. Third-party publisher redeemers tend to have a lower redemption frequency as compared to D2C redeemers.

Third-party publisher redemptions per redeemer
For the three months ended March 31, 2026 compared to the same period in 2025, third-party publisher redemptions per redeemer were approximately 3.9 and 4.0, respectively.
D2C redemptions per redeemer
For the three months ended March 31, 2026 compared to the same period in 2025, D2C redemptions per redeemer were approximately 12.1 and 13.1, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Total redemptions per redeemer
For the three months ended March 31, 2026 compared to the same period in 2025, total redemptions per redeemer were approximately 4.5 and 4.8, respectively.
Redemption revenue per redemption
Redemption revenue per redemption is the redemption revenue divided by the number of redemptions in that period. Redemption revenue per redemption is an indication of our fee, which is generally charged as a fixed dollar amount per redemption based on the retail price of the specific item being promoted. In any period, our redemption revenue per redemption can fluctuate based on the product category mix of offers being redeemed and the impact of inflation on a product’s manufacturer’s suggested retail price (MSRP). Product category mix can be impacted by factors such as seasonal promotions, including back-to-school items in the third quarter or holiday promotions on grocery and food items in the fourth quarter of each year.
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
Third-party publisher redemption revenue per redemption
For the three months ended March 31, 2026 compared to the same period in 2025, third-party publisher redemption revenue per redemption was $0.76 and $0.79, respectively. This change was driven primarily by offer mix.
D2C redemption revenue per redemption

For the three months ended March 31, 2026 compared to the same period in 2025, D2C redemption revenue per redemption was $1.10 and $1.17, respectively. This change was driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended March 31, 2026 compared to the same period in 2025, total redemption revenue per redemption was $0.83 and $0.89, respectively.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is earnings before interest income, net, provision for (benefit from) income taxes, and depreciation and amortization expense, and excludes stock-based compensation expense, restructuring charges, and other expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
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

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA and net (loss) income as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Three months ended March 31,
	2026	2025
Net (loss) income	$(10,322)	$555
Add (deduct):
Interest income, net	(1,510)	(3,685)
Depreciation and amortization(1)	2,871	2,165
Stock-based compensation(2)	16,682	13,752
Restructuring charges	—	1,559
Provision for (benefit from) income taxes	969	(72)
Other expense, net(3)	31	399
Adjusted EBITDA	$8,721	$14,673
Revenue	$82,483	$84,574
Net (loss) income as a percent of revenue	(13)%	1%
Adjusted EBITDA margin	11%	17%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended March 31, 2026 and 2025 was $1.3 million and $1.2 million, respectively.
(2)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue	$990	$657
Sales and marketing	5,790	5,129
Research and development	3,206	3,147
General and administrative	6,696	4,819
Total stock-based compensation	$16,682	$13,752
(3)Other expense, net is comprised of penalties and net gains and losses on disposal of assets.
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

Cost of revenue
Cost of revenue consists primarily of revenue share and related minimum commitments with certain third-party publishers, personnel-related costs attributable to personnel in certain of our engineering departments who maintain our platform, data hosting costs, amortization of platform-related software development costs, software licensing costs, certain reward costs net of breakage, and processing fees. Personnel-related costs include salaries, bonuses, stock-based compensation, and benefits. Reward costs net of breakage recorded in cost of revenue are associated with cash back earned from gift card purchases and sponsored rewards earned from watching an advertising video. Breakage represents the undistributed earnings of D2C consumers that is not expected to be cashed out due to inactivity. Reward costs also include rewards that are cashed out and subsequently identified as violating our terms of use.
We expect cost of revenue to increase as we continue to invest in our platform, acquire new publishers, and grow revenue.
Operating expenses
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing departments, self-funded rewards, net of the related breakage, business-to-business (B2B) marketing, media spend, common stock warrant expense, market research, including third-party measurement studies, software licensing costs, professional fees, and public relations. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, taxes, travel, and, in the prior year, restructuring charges. Self-funded rewards are awards related to campaigns and other incentive bonuses on our D2C properties that are funded directly by Ibotta as part of our customer acquisition and retention strategy.
We expect sales and marketing expenses to increase as we continue to invest in our sales function, as well as B2B marketing and third-party measurement studies. However, these expenses may fluctuate as a percentage of total revenue from period to period.
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, professional fees, impairment of capitalized software development costs, and market research. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, taxes, travel, and, in the prior year, restructuring charges. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage are recorded in research and development. Costs incurred during the post-implementation stage are recorded in research and development or cost of revenue, depending on the nature of the project. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development expenses to remain relatively stable as we anticipate increased capitalization related to software development projects. However, these expenses may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, professional fees for external legal, accounting, and other consulting services, software licensing costs, facilities costs, corporate insurance, credit loss expense, company events, and taxes, licenses, and other fees. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, recruiting fees, taxes, travel, and, in the prior year, restructuring charges.

We expect general and administrative expenses to modestly increase to support the growth of our business. However, these expenses may fluctuate as a percentage of total revenue from period to period.
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
Interest income, net
Interest income, net consists of interest income earned on cash and cash equivalents, net of interest expense incurred on debt instruments.
Other expense, net
Other expense, net consists of penalties and gains and losses on the disposal of assets.
(Provision for) benefit from income taxes
The (provision for) benefit from income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations
The following tables set forth our results of operations for each of the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Revenue	$82,483	$84,574
Cost of revenue(1)	19,450	17,092
Gross profit	63,033	67,482
Operating expenses(1):
Sales and marketing	34,048	29,858
Research and development	14,502	18,069
General and administrative	23,760	21,386
Depreciation and amortization	1,555	972
Total operating expenses	73,865	70,285
Loss from operations	(10,832)	(2,803)
Interest income, net	1,510	3,685
Other expense, net	(31)	(399)
(Loss) income before (provision for) benefit from income taxes	(9,353)	483
(Provision for) benefit from income taxes	(969)	72
Net (loss) income	$(10,322)	$555
_______________
(1)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue	$990	$657
Sales and marketing	5,790	5,129
Research and development	3,206	3,147
General and administrative	6,696	4,819
Total stock-based compensation	$16,682	$13,752

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Third-party publishers revenue
Redemption revenue	$53,996	$48,195	$5,801	12%
Ad & other revenue	—	—	—	—%
Total third-party publishers revenue	53,996	48,195	5,801	12%
Direct-to-consumer revenue
Redemption revenue	19,020	25,204	(6,184)	(25)%
Ad & other revenue	9,467	11,175	(1,708)	(15)%
Total direct-to-consumer revenue	28,487	36,379	(7,892)	(22)%
Total
Redemption revenue	73,016	73,399	(383)	(1)%
Ad & other revenue	9,467	11,175	(1,708)	(15)%
Total revenue	$82,483	$84,574	$(2,091)	(2)%
Total redemption revenue decreased $0.4 million, or 1%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to a $6.2 million decrease in revenue from D2C properties, partially offset by a $5.8 million increase in revenue from third-party publishers. The decrease in D2C redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each D2C redeemer. The increase in third-party publisher redemption revenue was primarily driven by expansion of existing third-party publishers.
Ad & other revenue decreased $1.7 million, or 15%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by reduced client spend on D2C ad products, partially offset by an increase in revenue from data products.
Cost of revenue

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$19,450	$17,092	$2,358	14%
Cost of revenue increased $2.4 million, or 14%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due primarily to increases of $1.3 million in personnel-related costs, $0.5 million in revenue share, and $0.5 million in data hosting costs. The increase in personnel-related costs was driven primarily by a higher allocation of technology resources and related personnel costs to cost of revenue due to continued investment in our platform, capabilities, and infrastructure.

Sales and marketing

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$34,048	$29,858	$4,190	14%
Sales and marketing increased $4.2 million, or 14%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to increases of $2.7 million in personnel-related costs, $0.9 million in market research related to third-party measurement studies, $0.4 million in self-funded user awards, and $0.3 million in professional fees. The increase in personnel-related costs was primarily driven by increases in sales bonus, average salary, and stock-based compensation, partially offset by a $0.6 million decrease related to restructuring charges incurred in the prior year.
Research and development

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development	$14,502	$18,069	$(3,567)	(20)%
Research and development decreased $3.6 million, or 20%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to a $3.5 million decrease in personnel-related costs primarily related to a higher allocation of resources and related personnel costs to cost of revenue, a $0.7 million decrease related to restructuring charges incurred in the prior year, a decrease in average headcount, and an increase in capitalization driven by continued investment in our platform, capabilities, and infrastructure.
General and administrative

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$23,760	$21,386	$2,374	11%
General and administrative increased $2.4 million, or 11%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to increases of $1.9 million in stock-based compensation expense, $0.4 million in credit loss expense, and $0.3 million in professional fees. The increase in stock-based compensation was primarily driven by the prior year reversal of $1.6 million of previously recognized expense for unvested equity awards related to the departure of the Company’s former chief financial officer in March 2025.

Depreciation and amortization

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Depreciation and amortization	$1,555	$972	$583	60%
Depreciation and amortization increased $0.6 million, or 60%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven primarily by increases in depreciation expense associated with our new corporate headquarters and amortization expense from continued investment in our platform, capabilities, and infrastructure.
Interest income, net

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income, net	$1,510	$3,685	$(2,175)	(59)%
Interest income, net, decreased $2.2 million, or 59%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by decreases in cash and cash equivalents and lower interest rates.
Other expense, net

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Other expense, net	$31	$399	$(368)	(92)%
Other expense net, decreased $0.4 million, or 92%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to expense related to a tax matter in the prior year.
(Provision for) benefit from income taxes

	Three months ended March 31,		Change
	2026	2025	$	%

	(in thousands, except percentages)
(Provision for) benefit from income taxes	$(969)	$72	$(1,041)	NM(1)
_______________
(1)NM - not meaningful
The provision for income taxes increased $1.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to changes in pre-tax book income, and the impact of non-deductible items including certain executive compensation costs and stock-based compensation.

Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity included $164.6 million of cash and cash equivalents and $99.0 million of available capacity under a revolving line of credit.
Our primary cash needs are for personnel-related expenses, sales and marketing expenses, rewards and revenue share and related minimum commitments payable to third-party publishers, data hosting costs, and software licensing costs. We believe our existing liquidity and cash flows from operating activities will be sufficient to meet our projected operating and capital requirements for at least the next 12 months.
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
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of March 31, 2026, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding the credit agreement, see Note 5 - Long-Term Debt to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Common Stock Warrant
In May 2021, the Company issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of March 31, 2026 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. For further details regarding the Walmart Warrant, see Note 7 - Stockholders' Equity to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). In each of March 2025, June 2025, and March 2026, the board of directors approved an additional $100.0 million, bringing the total authorization to $400.0 million.

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
During the three months ended March 31, 2026, the Company repurchased 1,948,510 shares of its Class A common stock for an aggregate repurchase amount of $45.1 million. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of March 31, 2026, $90.3 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$30,374	$19,860
Net cash used in investing activities	(7,061)	(4,968)
Net cash used in financing activities	(45,329)	(67,049)
Net change in cash, cash equivalents, and restricted cash	$(22,016)	$(52,157)
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
Net cash provided by operating activities increased $10.5 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was the result of a $16.8 million increase in net cash inflows from changes in operating assets and liabilities and a $4.6 million increase in non-cash charges primarily driven by stock based compensation expense and depreciation and amortization, partially offset by a $10.9 million decrease in net (loss) income.
The increase in net cash inflows from changes in operating assets and liabilities was primarily due to cash inflows of $10.6 million from accounts receivable due to the timing of client payments, $6.1 million from liabilities due to third-party publishers driven by the timing and ramp up of new and growth in existing publishers, and $3.8 million from accrued expenses primarily driven by personnel-related costs. These cash inflows were partially offset by cash outflows of $1.8 million from accounts payable, $0.8 million from deferred revenue, and $0.6 million from the user redemption liability.

Investing Activities
Net cash used in investing activities increased $2.1 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by a $1.2 million increase in additions to property and equipment for our new corporate headquarters and a $0.9 million increase in additions to capitalized software development costs.
Financing Activities
Net cash used in financing activities decreased $21.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by a $24.9 million decrease in purchases of treasury stock, partially offset by a $2.7 million decrease in proceeds from the exercise of stock options and a $0.5 million increase in taxes paid related to the net share settlement of equity awards.
Material Cash Requirements
Operating Leases
Our operating lease commitments primarily include our corporate headquarters. As of March 31, 2026, we had noncancelable lease obligations of $36.6 million, of which $2.4 million is payable within 12 months and the remainder thereafter. For additional discussion on our operating leases, refer to Note 8 - Operating Leases to our financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Purchase Commitments
The Company has noncancelable purchase obligations that relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers in the ordinary course of business. As of March 31, 2026, we had fixed noncancelable purchase obligations of $167.4 million, of which $49.8 million is payable within 12 months, and the remainder thereafter. For additional discussion on these contractual commitments, refer to Note 13 - Commitments and Contingencies to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. In preparing the condensed financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect the underlying business and economic events. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and may involve reliance on complex IT systems. Actual results could differ materially from the amounts reported based on these estimates.
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the notes to our condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and inflation.
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and our floating rate debt. As of March 31, 2026, we had cash and cash equivalents of $164.6 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our condensed financial statements as of March 31, 2026.
Our line of credit bears interest at floating rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of March 31, 2026, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial and interim principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial and interim principal accounting officer have concluded that these disclosure controls were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5 promulgated thereunder. Motion to dismiss briefing is complete, and oral argument on the motion is scheduled for June 2026. We intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
The information set forth in Note 13 - Commitments and Contingencies to the notes to condensed financial statements is incorporated herein by reference.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information included in this Quarterly Report on Form 10-Q, including the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes, before making an investment decision. The occurrence of any of the events or developments described below could materially adversely affect our business, financial condition, results of operations, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our Class A common stock.
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
•We have adopted a share repurchase program to purchase up to an aggregate of $400.0 million of the Company’s Class A common stock (Share Repurchase Program); however, any future decisions to reduce or discontinue repurchasing our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline.
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
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of March 31, 2026, we had an accumulated deficit of $147.2 million. We expect our costs will increase over time as we expect to invest additional funds towards growing our business and operating as a public company. See the risk factor titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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
Both our redeemers and their level of redemptions are critical to our success. During the three months ended March 31, 2026, total redeemers were approximately 20 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2025, for example, we did not secure enough offer supply from clients relative to the growth of redeemers across our network. As a result, our redemptions and redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network, or if we do not do so to a greater extent than our competitors, clients, publishers, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them.
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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), DoorDash, Inc. (DoorDash), and Uber Technologies, Inc. (Uber) (announced in March 2026 but not yet launched). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to develop or continue partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We are also highly dependent on our publishers’ efforts to promote their loyalty programs and our digital offers and decisions our publishers make relating to their loyalty programs, in-store marketing, and the user experience on their digital properties. We have limited ability, if any, to control and predict such decisions by publishers. We cannot control, and in many cases cannot predict, the timing of various publisher initiatives, such as in-store marketing and the marketing of their loyalty programs, which may have an outsized impact on the number of redemptions occurring on their properties and on our network. For example, a failure of publishers to increase awareness and usage of offers on their loyalty programs could result in a reduced number of redemptions on our network than there would be otherwise.
We may not be able to grow our revenue.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the three months ended March 31, 2026, our revenue was $82.5 million, which is down from the previous year. There can be no assurances that our revenue will grow at any particular rate, or at all, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has, and may in the future, decline.

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
•the impact of worldwide economic conditions, including inflation, rising interest rates, changes in U.S. government policies, supply chain disruptions, geopolitical events, such as escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada, and other countries, general global instability, geopolitical tensions and military conflicts including the conflicts involving Russia and Ukraine and in the Middle East and the resulting effect on consumer spending and consumer confidence;
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
•the impact of a pandemic or an outbreak of disease or similar public health concern, or fear of such an event;
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

Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions, including as a result of regulatory and economic uncertainty, slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, including as a result of the Middle East conflict, any U.S. federal government shutdown, geopolitical events, including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada and other countries, the potential for new or unforeseen general global instability, geopolitical tensions and military conflicts such as the impacts of the Russia and Ukraine and Middle East conflicts, changes in the labor market, downturns that could result in store closures, publisher or retailer failures, our clients having lower promotional budgets, or decreases in consumer spending power or confidence, have adversely impacted, and could in the future adversely impact, consumer disposable income and client spending, which could materially adversely affect the number of offer redemptions on our network.
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
We have experienced growth in our business, and we anticipate that we will experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to around 800 as of March 31, 2026. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
Our business and operations have been, and in the future could be, adversely affected by health epidemics, impacting the markets and communities in which we and our partners operate. Quarantine orders, business closures, work stoppages, slowdowns and delays, work from home policies, travel restrictions, and cancellations of events negatively impacted productivity and disrupted our operations and those of our partners. The ultimate impact of a future health epidemic is highly uncertain and subject to change.
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
Because of fluctuations in our stock price, we are, and may in the future become, subject to securities litigation. The current securities litigation against us and any future securities litigation has, and could in the future, result in substantial costs and divert our management’s attention and resources from our business, which could materially adversely affect our business, financial condition, results of operations, and prospects. See Item 1 “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the putative securities class action complaint filed against us on April 17, 2025.

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

Our ability to deliver our solutions, including delivery of offers on our platform, and our new tools and technologies like LiveLift™, depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from publishers, integrated retailers, and other parties, and data from our own operating history. Using device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our publishers, integrated retailers, and other data providers, collect information about the interactions of consumers with our retailers’ digital and in-store properties, our owned and operated properties, and certain other publisher sites and mobile apps, as well as other data such as location. We may enhance this data with other data that we obtain from data providers. For example, we have used demographic data to create control and test groups to measure the incremental impact of our offers. Our ability to successfully leverage such data depends on our continued ability to access, use, and share such data, which can be restricted by a number of factors, including consumer choice; the success in obtaining consumer consent; restrictions imposed by our publishers, integrated retailers, and other data partners or other third parties; restrictions imposed by web browser developers or other software developers, or operating system platforms; changes in technology, including changes in web browser technology; and new developments in laws, regulations, and industry standards. Resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory and/or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to process data or reduce our ability to deliver relevant promotions or media, which could materially adversely affect our business, financial condition, results of operations, and prospects. See the risk factor titled, “Our business is subject to complex and evolving laws, regulations, and industry standards, and unfavorable interpretations of, or changes in, or our actual or perceived failure to comply with, these laws, regulations, and industry standards could materially adversely affect our business, financial condition, results of operations, and prospects” for additional information.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are required to provide, and have provided, an annual management report on the effectiveness of our internal controls over financial reporting, which commenced with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of March 31, 2026, Mr. Leach and entities affiliated with Mr. Leach held approximately 75.2% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2026, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 84.2% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.

Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among Mr. Leach and his family members and affiliates. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earliest of (i) the date fixed by the board of directors that is no less than 61 days and no more than 180 days following the first time after 11:59 p.m. Eastern Time on April 18, 2024 that the number of outstanding shares of Class B common stock is less than five percent (5.0%) of the total outstanding shares of our capital stock, (ii) 5:00 p.m. Eastern Time on the date that is seven years after April 18, 2024, (iii) the date fixed by the board of directors that is no less than 61 days and no more than 180 days following the first time after 11:59 p.m. Eastern Time on April 18, 2024 that Mr. Leach is no longer providing services to us as an officer, director, employee, or consultant, and (iv) the date of the death or permanent disability of Mr. Leach.
We cannot predict the effect our dual class structure may have on the trading price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile trading price of our Class A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5.0% of a company’s voting rights in the hands of public stockholders and other stock indices may take similar action. Under this policy, the dual class structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. As a result, the trading price of our Class A common stock could be materially adversely affected. These policies may depress valuations of public companies excluded from such indices, as compared to similar companies that are included.
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

Although our board of directors has authorized the Share Repurchase Program to purchase up to an aggregate of $400.0 million of the Company’s Class A common stock, the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. We are not obligated under the Share Repurchase Program to acquire any particular amount of Class A common stock, and the Company may terminate or suspend the Share Repurchase Program at any time. If we fail to meet any expectations related to stock repurchases, the market price of our Class A common stock could decline, and could have a material adverse impact on investor confidence. Additionally, price volatility of our common stock over a given period may cause the average price at which we repurchase our common stock to exceed the stock market price at a given point in time. In addition, the United States imposes a 1% excise tax on certain stock repurchases, which may increase the costs associated with repurchasing shares of our common stock.
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
The following table summarizes share repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	835,146	$22.62	835,146	$16,059
February 1, 2026 to February 28, 2026	765,721	$20.97	765,721	$2
March 1, 2026 to March 31, 2026	347,643	$27.96	347,643	$90,282
	1,948,510		1,948,510
______________
(1)On August 22, 2024, the Company announced that the Board of Directors approved a share repurchase program with authorization to purchase up to an aggregate of $100.0 million of Class A common stock (Share Repurchase Program). In each of March 2025, June 2025, and March 2026, the Board of Directors approved an additional $100.0 million, bringing the total authorization under the Share Repurchase Program to $400.0 million. The Company may, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The Share Repurchase Program has no expiration date.
(2)Excludes other costs such as broker commissions and the 1% excise tax imposed by the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2026, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On March 5, 2026, Bryan Leach, our Founder, Chief Executive Officer, President, and Chairman, and his family trusts, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 477,706 shares of our Class A common stock plus an indeterminate number of shares of our Class A Common Stock for certain of Mr. Leach’s vested RSUs. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1. The duration of the trading arrangement is until March 8, 2027, or earlier if all transactions under the trading arrangement are completed. This trading arrangement will not commence until the termination of his previous trading arrangement by its terms on June 5, 2026.

On March 6, 2026, Luke Swanson, our Chief Technology Officer, and his spouse adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 210,920 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 8, 2027, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended March 31, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1+	Change in Control and Severance Agreement between the registrant and Matt Puckett, effective as of August 6, 2025.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

IBOTTA, INC.

Date:	May 6, 2026	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 6, 2026	By:	/s/ Matt Puckett
Matt Puckett
Chief Financial Officer
(Principal Financial Officer and Interim Principal Accounting Officer)