Form 10-Q
period 2026-06-30
Ibotta, Inc.
filed 2026-08-04
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had outstanding 20,148,602 shares of Class A common stock and 3,021,012 shares of Class B common stock, each with a par value of $0.00001 per share.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,173	$186,612
Accounts receivable, less allowances of $1,193 and $2,494, respectively	203,391	208,709
Prepaid expenses and other current assets	14,071	12,604
Total current assets	365,635	407,925
Property and equipment, less accumulated depreciation of $4,494 and $3,029, respectively	23,204	23,434
Capitalized software development costs, less accumulated amortization of $28,697 and $24,165, respectively	27,964	24,193
Equity investment	4,531	4,531
Deferred tax assets, net	53,493	54,850
Operating lease assets	9,762	9,901
Other long-term assets	810	1,077
Total assets	$485,399	$525,911
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,306	$10,840
Due to third-party publishers	121,213	107,601
Deferred revenue	2,602	2,935
User redemption liability	62,008	65,521
Accrued expenses	19,343	19,614
Other current liabilities	996	1,249
Total current liabilities	213,468	207,760
Long-term liabilities:
Operating lease liabilities, long-term	25,134	25,501
Unrecognized tax benefits, long-term	5,224	4,999
Total liabilities	243,826	238,260
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 30,278,711 shares issued, and 20,230,660 shares outstanding as of June 30, 2026; 3,000,000,000 shares authorized, 29,429,656 shares issued, and 22,041,313 shares outstanding as of December 31, 2025	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 3,027,424 shares issued and outstanding as of June 30, 2026; 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of December 31, 2025	—	—
Treasury stock, at cost, 10,048,051 shares as of June 30, 2026 and 7,388,343 shares as of December 31, 2025	(335,953)	(267,575)
Additional paid-in capital	725,948	692,097
Accumulated deficit	(148,422)	(136,871)
Total stockholders' equity	241,573	287,651
Total liabilities and stockholders' equity	$485,399	$525,911
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$88,905	$86,029	$171,388	$170,603
Cost of revenue	19,186	17,925	38,636	35,017
Gross profit	69,719	68,104	132,752	135,586
Operating expenses:
Sales and marketing	32,880	28,809	66,928	58,667
Research and development	15,073	14,745	29,575	32,814
General and administrative	21,791	22,264	45,551	43,650
Depreciation and amortization	1,852	1,048	3,407	2,020
Total operating expenses	71,596	66,866	145,461	137,151
(Loss) income from operations	(1,877)	1,238	(12,709)	(1,565)
Interest income, net	1,356	2,636	2,866	6,321
Other expense, net	(11)	(6)	(42)	(405)
(Loss) income before provision for income taxes	(532)	3,868	(9,885)	4,351
Provision for income taxes	(697)	(1,378)	(1,666)	(1,306)
Net (loss) income	$(1,229)	$2,490	$(11,551)	$3,045
Net (loss) income per share:
Basic	$(0.05)	$0.09	$(0.49)	$0.10
Diluted	$(0.05)	$0.08	$(0.49)	$0.10
Weighted average common shares outstanding:
Basic	23,280,652	28,479,977	23,710,471	29,623,352
Diluted	23,280,652	30,433,519	23,710,471	31,819,817
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
Net income	—	—	—	—	—	555	555
Exercise of stock options	239,994	—	—	—	3,365	—	3,365
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	14,013	—	14,013
Release of restricted stock purchase shares from repurchase option	11,641	—	—	—	97	—	97
Repurchase of common stock	—	—	(1,840,554)	(73,408)	—	—	(73,408)
Issuance of common stock upon settlement of restricted stock units	107,613	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(18,499)	—	—	—	(629)	—	(629)
Balance, March 31, 2025	31,810,844	$—	(2,359,237)	$(104,729)	$645,896	$(139,891)	$401,276
Net income	—	—	—	—	—	2,490	2,490
Exercise of stock options	226,030	—	—	—	4,002	—	4,002
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	13,909	—	13,909
Repurchase of common stock	—	—	(1,448,373)	(68,169)	—	—	(68,169)
Issuance of common stock upon settlement of restricted stock units	137,135	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(28,579)	—	—	—	(1,416)	—	(1,416)
Issuance of common stock under employee stock purchase plan	39,768	—	—	—	2,036	—	2,036
Balance, June 30, 2025	32,185,198	$—	(3,807,610)	$(172,898)	$664,427	$(137,401)	$354,128
_________
(1)Amounts combine the Company’s Class A and Class B common stock. See Note 7 - Stockholders’ Equity.

See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, CONT.
(In thousands, except share amounts)
(unaudited)

	Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	32,567,080	$—	(7,388,343)	$(267,575)	$692,097	$(136,871)	$287,651
Net loss	—	—	—	—	—	(10,322)	(10,322)
Exercise of stock options	50,209	—	—	—	743	—	743
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	17,204	—	17,204
Repurchase of common stock	—	—	(1,948,510)	(45,144)	—	—	(45,144)
Issuance of common stock upon settlement of restricted stock units	270,830	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(46,135)	—	—	—	(1,153)	—	(1,153)
Balance, March 31, 2026	32,841,984	$—	(9,336,853)	$(312,719)	$708,891	$(147,193)	$248,979
Net loss	—	—	—	—	—	(1,229)	(1,229)
Exercise of stock options	140,721	—	—	—	1,886	—	1,886
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	15,633	—	15,633
Repurchase of common stock	—	—	(711,198)	(23,234)	—	—	(23,234)
Issuance of common stock upon settlement of restricted stock units	308,156	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(56,746)	—	—	—	(1,944)	—	(1,944)
Issuance of common stock under employee stock purchase plan	72,020	—	—	—	1,482	—	1,482
Balance, June 30, 2026	33,306,135	$—	(10,048,051)	$(335,953)	$725,948	$(148,422)	$241,573
_________
(1)Amounts combine the Company’s Class A and Class B common stock. See Note 7 - Stockholders’ Equity.

See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Operating activities
Net (loss) income	$(11,551)	$3,045
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,245	4,610
Impairment of capitalized software development costs	991	241
Stock-based compensation expense	27,381	23,049
Common stock warrant expense	4,345	4,345
Credit loss expense	1,151	1,454
Amortization of debt discount and issuance costs	76	75
Deferred income taxes	1,427	(1,196)
Other	6	10
Changes in assets and liabilities:
Accounts receivable	4,177	10,463
Other current and long-term assets	(1,207)	(22,271)
Accounts payable	(730)	1,126
Due to third-party publishers	13,612	731
Accrued expenses	1,950	(1,535)
Deferred revenue	(333)	184
User redemption liability	(3,513)	(3,084)
Other current and long-term liabilities	(395)	24,468
Net cash provided by operating activities	43,632	45,715
Investing activities
Additions to property and equipment	(3,958)	(5,520)
Additions to capitalized software development costs	(8,334)	(6,448)
Proceeds from the sale of property and equipment	27	—
Net cash used in investing activities	(12,265)	(11,968)
Financing activities
Proceeds from exercise of stock options	2,593	7,357
Debt issuance costs	—	(2)
Purchase of treasury stock	(70,784)	(140,176)
Taxes paid related to net share settlement of equity awards	(3,097)	(2,045)
Proceeds from employee stock purchase plan	1,482	2,036
Net cash used in financing activities	(69,806)	(132,830)
Net change in cash, cash equivalents, and restricted cash	(38,439)	(99,083)
Cash, cash equivalents, and restricted cash, beginning of period	186,612	349,690
Cash, cash equivalents, and restricted cash, end of period	$148,173	$250,607
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Interest paid	$150	$96
Income taxes paid, net	$474	$4,090
Supplemental disclosures of non-cash investing and financing activities
Share repurchases in accounts payable and accrued expenses	$877	$1,401
Stock-based compensation included in capitalized software development costs	1,111	528
Property and equipment in accounts payable and accrued expenses	$325	$2,310
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
As of June 30, 2026, no clients accounted for more than 10% of accounts receivable, and as of December 31, 2025, one client accounted for 15% of accounts receivable. There were no clients that represented 10% or more of the Company's revenue during the three and six months ended June 30, 2026 and 2025.
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
The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Beginning Balance	$1,409	$2,494
Add: provision for expected credit losses	299	1,151
Less: write-offs, net of recoveries	(515)	(2,452)
Ending Balance	$1,193	$1,193

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
The Company’s breakage is recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$2,008	$2,309	$3,834	$4,647
Cost of revenue	39	40	75	77
Sales and marketing	359	323	655	634
Total breakage	$2,406	$2,672	$4,564	$5,358
The user redemption liability was $62.0 million and $65.5 million as of June 30, 2026, and December 31, 2025, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued employee expenses	$15,148	$11,806
Other accrued expenses	4,195	7,808
Total accrued expenses	$19,343	$19,614

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
The 2024 Credit Facility contains customary affirmative and negative covenants and restrictions, including limitations on additional indebtedness, creation of liens, restricted payments, investments and certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 and a maximum Consolidated Net Leverage Ratio of 3.0 to 1.0. In addition, the 2024 Credit Facility contains other customary covenants, representations and warranties, and events of default. As of June 30, 2026, the Company was in compliance with all covenants under the 2024 Credit Agreement.
As of June 30, 2026, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. Refer to Note 13 – Commitments and Contingencies for further discussion of the Company’s letter of credit. During the three and six months ended June 30, 2026 and 2025, interest expense was immaterial.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$142,384	$142,384	$—	$—
Total	$142,384	$142,384	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$183,423	$183,423	$—	$—
Total	$183,423	$183,423	$—	$—
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
During the three and six months ended June 30, 2026 and 2025, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million. As of June 30, 2026, and December 31, 2025, the carrying value of the equity investment was $4.5 million.
7. Stockholders’ Equity
The Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Preferred Stock
As of June 30, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.

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
The Company had shares of common stock reserved for issuance as follows:

	June 30, 2026	December 31, 2025
Stock options outstanding	2,298,375	2,525,061
Restricted stock units outstanding	4,464,412	2,436,259
Common stock warrant	4,121,034	4,121,034
Remaining shares reserved for future issuances under the 2024 Equity Incentive Plan	2,984,312	4,193,879
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	1,063,217	932,326
Total shares	14,931,350	14,208,559
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
During each of the three and six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation of $2.1 million and $4.3 million, respectively, associated with the vesting of the service conditions of the Walmart Warrant. As of June 30, 2026, unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $17.0 million and is expected to be recognized over a weighted average period of 2.3 years.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). In each of March 2025, June 2025, and March 2026, the board of directors approved an additional $100.0 million, bringing the total authorization under the Share Repurchase Program to $400.0 million as of June 30, 2026.
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
During the three and six months ended June 30, 2026, the Company repurchased 711,198 and 2,659,708 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $23.2 million and $68.4 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased 1,448,373 and 3,288,927 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $68.2 million and $141.6 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of June 30, 2026, $67.3 million remains available and authorized for repurchase under the Share Repurchase Program.
8. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Redemption revenue	$80,198	$73,208	$153,214	$146,607
Ad & other revenue	8,707	12,821	18,174	23,996
Total revenue	$88,905	$86,029	$171,388	$170,603
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and rewards collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as consumers redeem offers over the term of the campaigns, net of the reward, which generally occurs within 12 months. Deferred revenue was $2.6 million and $2.9 million as of June 30, 2026, and December 31, 2025, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue recognized	$466	$670	$2,238	$3,515

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
9. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$766	$625	$1,756	$1,282
Sales and marketing(1)	5,552	4,873	11,342	10,002
Research and development	2,770	2,500	5,976	5,647
General and administrative	5,956	5,644	12,652	10,463
Total stock-based compensation expense	$15,044	$13,642	$31,726	$27,394
_______________
(1)Sales and marketing includes common stock warrant expense of $2.1 million recognized during each of the three months ended June 30, 2026 and 2025, and $4.3 million recognized during each of the six months ended June 30, 2026 and 2025. See Note 7 – Stockholders’ Equity.

The Company capitalized $0.6 million and $1.1 million of stock-based compensation expense to capitalized software development costs during the three and six months ended June 30, 2026, respectively. The Company capitalized $0.3 million and $0.5 million of stock-based compensation expense to capitalized software development costs during the three and six months ended June 30, 2025, respectively.
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
Unrecognized stock-based compensation expense as of June 30, 2026 was $2.5 million for unvested stock options, $130.1 million for unvested RSUs, and $0.4 million for the ESPP and is expected to be recognized over a weighted average period of 1.2 years, 3.0 years, and 0.4 years, respectively.

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Stock Options
A summary of option activity for the six months ended June 30, 2026, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	2,525,061	$15.42	5.3	$19,780
Exercised	(190,930)	13.77
Forfeited or expired	(35,756)	22.00
Options outstanding as of June 30, 2026	2,298,375	$15.45	4.8	$43,000
Options vested and exercisable as of June 30, 2026	2,113,175	$15.00	4.6	$40,492
During the six months ended June 30, 2026, no stock options were granted, and the total intrinsic value of stock options exercised was $3.2 million.
Restricted Stock Units (RSUs)
A summary of RSU activity for the six months ended June 30, 2026, is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	2,436,259	$50.28
Granted	2,839,306	23.41
Vested	(578,986)	41.07
Forfeited or expired	(232,167)	34.78
Unvested and outstanding as of June 30, 2026	4,464,412	$35.19

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
CEO Performance-Based RSU

On April 17, 2024, the Company issued a performance-based RSU award to the CEO (CEO PRSU). The CEO PRSU awards a target number of RSUs to the CEO, totaling 125,216 RSUs, that become eligible to vest based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies in the Russell 2000 Index during the performance period from the grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. The award is subject to the CEO’s continued service to the Company, and the TSR condition is a market condition. In addition, the CEO PRSU is subject to acceleration upon a change in control. The Company recognized stock-based compensation expense related to the CEO PRSU of $1.3 million and $2.6 million during the three and six months ended June 30, 2026 and 2025, respectively.
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
Stock-based compensation expense recognized during the three and six months ended June 30, 2026 and 2025, related to the ESPP was immaterial. During the three and six months ended June 30, 2026, the Company issued 72,020 shares of its Class A common stock under the ESPP. During the three and six months ended June 30, 2025, the Company issued 39,768 shares of its Class A common stock under the ESPP.
10. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three and six months ended June 30, 2026, the Company recorded an income tax provision of $0.7 million and $1.7 million, respectively, resulting in an effective tax rate of (131.0)% and (16.9)%, respectively. During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $1.4 million and $1.3 million, respectively, resulting in an effective tax rate of 35.6% and 30.0%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock-based compensation, common stock warrant expense, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits.
The Company's income tax returns are subject to audit. As of June 30, 2026, the Company is not currently under audit by any taxing authorities, and there are no proposed adjustments to our tax positions.

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
Basic and diluted net (loss) income per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(1,229)	$2,490	$(11,551)	$3,045
Denominator:
Weighted average shares of common stock outstanding, basic	23,280,652	28,479,977	23,710,471	29,623,352
Plus: dilutive effect of stock options	—	1,772,789	—	1,970,711
Plus: dilutive effect of RSUs	—	172,127	—	213,792
Plus: dilutive effect of ESPP	—	8,626	—	11,962
Weighted average common shares outstanding, diluted	23,280,652	30,433,519	23,710,471	31,819,817
Net (loss) income per share, basic	$(0.05)	$0.09	$(0.49)	$0.10
Net (loss) income per share, diluted	$(0.05)	$0.08	$(0.49)	$0.10
As the Company incurred a net loss during the three and six months ended June 30, 2026, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net (loss) income per share because their effect would have been antidilutive for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	2,298,375	26,909	2,377,546	13,455
RSUs	4,464,412	1,529,118	4,532,766	1,309,617
ESPP	57,370	—	66,189	—
Common stock warrant	4,121,034	4,121,034	4,121,034	4,121,034
Total shares excluded from diluted net (loss) income per share	10,941,191	5,677,061	11,097,535	5,444,106

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
12. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the six months ended June 30, 2026 and 2025, the Company spent $0.5 million and $1.4 million, respectively, with Wilson Sonsini. During the three months ended June 30, 2026 and 2025, the Company spent $0.1 million and $0.5 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini were $0.1 million as of June 30, 2026 and $0.2 million as of December 31, 2025.
13. Commitments and Contingencies
Letter of Credit
As of both June 30, 2026 and December 31, 2025, the Company had a standby letter of credit in the aggregate amount of $1.0 million, related to an office space lease collateralized by our 2024 Credit Facility.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of June 30, 2026 and December 31, 2025, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of June 30, 2026, future minimum payments with a remaining term in excess of one year under these non-cancelable purchase obligations were as follows:

Fiscal Year	In thousands
Remainder of 2026	$25,616
2027	45,096
2028	37,508
2029	30,406
2030	19,010
Thereafter	—
Total	$157,636

Ibotta, Inc.
Notes to Condensed Financial Statements
(unaudited)
Legal Proceedings
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company's initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5 promulgated thereunder. On August 3, 2026, the Court granted Defendants’ motion to dismiss the amended complaint in full, without prejudice. Plaintiff may file a motion by August 31, 2026, requesting leave to file a second amended complaint. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
Overview
Ibotta’s mission is to Make Every Purchase Rewarding. We accomplish this mission by delivering digital promotions to consumers through the Ibotta Performance Network (IPN). We source digital promotions from our clients, which are primarily consumer packaged goods (CPG) brands, and distribute these promotions to consumers via our network of publishers, which is enabled by our technology platform. We have strategic relationships with Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), DoorDash, Inc. (DoorDash) and Uber Technologies, Inc. (Uber), among others, who are third-party publishers on the IPN and use our content to power their digital offer programs on a white-label basis. We also host offers on Ibotta’s direct-to-consumer properties, which include the Ibotta-branded cash back mobile app, website, and browser extension (collectively, direct-to-consumer (D2C), which is part of the IPN). Within D2C, we also partner with affiliate networks to access offers from certain retailer advertisers so consumers can earn cash back on a percentage of their total basket spend at those retailers.
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

Financial and Operational Highlights

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	91,417	80,484	179,383	163,324
Redeemers(1)	20,944	17,336	20,340	17,213
Redemptions per redeemer(1)	4.4	4.6	8.8	9.5
Redemption revenue per redemption(1)	$0.88	$0.91	$0.85	$0.90
Revenue	$88,905	$86,029	$171,388	$170,603
Gross profit	$69,719	$68,104	$132,752	$135,586
Gross margin	78%	79%	77%	79%
Net (loss) income	$(1,229)	$2,490	$(11,551)	$3,045
Net (loss) income as a percent of revenue	(1)%	3%	(7)%	2%
Adjusted EBITDA(1)	$16,541	$17,882	$25,262	$32,555
Adjusted EBITDA margin(1)	19%	21%	15%	19%
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

Performance Metrics
The performance metrics below are presented in two categories: third-party publishers and direct-to-consumer (D2C), which sum to the total metric. Our third-party publisher business tends to reach consumers who may be more loyal to a specific retailer and are engaging with offers powered by Ibotta’s technology platform. The underlying trends and drivers of our D2C business often vary from those of our third-party publisher business. Our D2C business caters to consumers who are focused on savings, irrespective of the retailer. The explanation of the changes in the total metric can be found in the third-party publisher and D2C sections.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Third-party publisher redemptions	74,362	58,551	145,051	119,763
Direct-to-consumer redemptions	17,055	21,933	34,332	43,561
Total redemptions	91,417	80,484	179,383	163,324
Redeemers:
Third-party publisher redeemers	19,544	15,742	18,925	15,588
Direct-to-consumer redeemers	1,401	1,594	1,415	1,625
Total redeemers	20,944	17,336	20,340	17,213
Redemptions per redeemer:
Third-party publisher redemptions per redeemer	3.8	3.7	7.7	7.7
Direct-to-consumer redemptions per redeemer	12.2	13.8	24.3	26.8
Total redemptions per redeemer	4.4	4.6	8.8	9.5
Redemption revenue per redemption:
Third-party publisher redemption revenue per redemption	$0.83	$0.83	$0.80	$0.81
Direct-to-consumer redemption revenue per redemption	$1.10	$1.12	$1.10	$1.14
Total redemption revenue per redemption	$0.88	$0.91	$0.85	$0.90

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
Third-party publisher redemptions are redemptions on all publishers excluding the D2C properties, namely our retailer publishers. D2C redemptions are redemptions on any D2C property.

Third-party publisher redemptions
For the three months ended June 30, 2026 compared to the same period in 2025, third-party publisher redemptions were approximately 74.4 million and 58.6 million, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, third-party publisher redemptions were approximately 145.1 million and 119.8 million, respectively. This growth was driven primarily by increases in offer supply and third party publisher redeemers, as well as the launch of new publishers, namely DoorDash, which substantially launched in the second quarter of 2025.
D2C redemptions

For the three months ended June 30, 2026 compared to the same period in 2025, D2C redemptions were approximately 17.1 million and 21.9 million, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, D2C redemptions were approximately 34.3 million and 43.6 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer and a decrease in D2C redeemers.
Total redemptions
For the three months ended June 30, 2026 compared to the same period in 2025, total redemptions were 91.4 million and 80.5 million, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, total redemptions were 179.4 million and 163.3 million, respectively.
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
Third-party publisher redeemers
For the three months ended June 30, 2026 compared to the same period in 2025, third-party publisher redeemers were approximately 19.5 million and 15.7 million, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, third-party publisher redeemers were approximately 18.9 million and 15.6 million, respectively. This growth was driven primarily by organic growth at existing third-party publishers, which benefited from an increase in offer supply, as well as the launch of new publishers, namely DoorDash, which substantially launched in the second quarter of 2025.
D2C redeemers
For both the three and six months ended June 30, 2026, compared to the same period in 2025, D2C redeemers were 1.4 million and 1.6 million, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Total redeemers
For the three months ended June 30, 2026 compared to the same period in 2025, total redeemers were approximately 20.9 million and 17.3 million, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, total redeemers were approximately 20.3 million and 17.2 million, respectively.

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
Third-party publisher redemptions per redeemer
For the three months ended June 30, 2026 compared to the same period in 2025, third-party publisher redemptions per redeemer were approximately 3.8 and 3.7, respectively. For both the six months ended June 30, 2026 and the same period in 2025, third-party publisher redemptions per redeemer were approximately 7.7.
D2C redemptions per redeemer
For the three months ended June 30, 2026 compared to the same period in 2025, D2C redemptions per redeemer were approximately 12.2 and 13.8, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, D2C redemptions per redeemer were approximately 24.3 and 26.8, respectively. The decrease was driven by the quantity and quality of offers available to each D2C redeemer.
Total redemptions per redeemer
For the three months ended June 30, 2026 compared to the same period in 2025, total redemptions per redeemer were approximately 4.4 and 4.6, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, total redemptions per redeemer were approximately 8.8 and 9.5, respectively.
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
Third-party publisher redemption revenue per redemption represents redemption revenue generated from offers on all publishers other than those on Ibotta properties divided by redemptions on all publishers other than those on Ibotta properties. D2C redemption revenue per redemption represents redemption revenue generated from offers on any Ibotta property divided by the redemptions on any Ibotta property in that period. Refer to the Results of Operations section below for the disaggregation of revenue by third-party publisher and D2C.

Third-party publisher redemption revenue per redemption
For both the three months ended June 30, 2026 and the same period in 2025, third-party publisher redemption revenue per redemption was $0.83. For the six months ended June 30, 2026 compared to the same period in 2025, third-party publisher redemption revenue per redemption was $0.80 and $0.81, respectively.
D2C redemption revenue per redemption

For the three months ended June 30, 2026 compared to the same period in 2025, D2C redemption revenue per redemption was $1.10 and $1.12, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, D2C redemptions revenue per redemption was $1.10 and $1.14, respectively. This change was driven primarily by offer mix.
Total redemption revenue per redemption
For the three months ended June 30, 2026 compared to the same period in 2025, total redemption revenue per redemption was $0.88 and $0.91, respectively. For the six months ended June 30, 2026 compared to the same period in 2025, total redemption revenue per redemption was $0.85 and $0.90, respectively.
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

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA and net (loss) income as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(1,229)	$2,490	$(11,551)	$3,045
Add (deduct):
Interest income, net	(1,356)	(2,636)	(2,866)	(6,321)
Depreciation and amortization(1)	3,374	2,445	6,245	4,610
Stock-based compensation(2)	15,044	13,642	31,726	27,394
Restructuring charges	—	557	—	2,116
Provision for income taxes	697	1,378	1,666	1,306
Other expense, net(3)	11	6	42	405
Adjusted EBITDA	$16,541	$17,882	$25,262	$32,555
Revenue	$88,905	$86,029	$171,388	$170,603
Net (loss) income as a percent of revenue	(1)%	3%	(7)%	2%
Adjusted EBITDA margin	19%	21%	15%	19%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended June 30, 2026 and 2025 was $1.5 million and $1.4 million, respectively, and for the six months ended June 30, 2026 and 2025 was $2.8 million and $2.6 million, respectively.
(2)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$766	$625	$1,756	$1,282
Sales and marketing	5,552	4,873	11,342	10,002
Research and development	2,770	2,500	5,976	5,647
General and administrative	5,956	5,644	12,652	10,463
Total stock-based compensation	$15,044	$13,642	$31,726	$27,394
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

Cost of revenue
Cost of revenue consists primarily of revenue share and related minimum commitments with certain third-party publishers, personnel-related costs for certain of our engineering departments who maintain our platform, data hosting costs, amortization of platform-related software development costs, software licensing costs, certain reward costs net of breakage, and processing fees. Personnel-related costs include salaries, bonuses, stock-based compensation, and benefits. Reward costs net of breakage recorded in cost of revenue are associated with cash back earned from gift card purchases and sponsored rewards earned from watching an advertising video. Breakage represents the undistributed earnings of D2C consumers that is not expected to be cashed out due to inactivity. Reward costs also include rewards that are cashed out and subsequently identified as violating our terms of use.
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
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, impairment of capitalized software development costs, software licensing costs, professional fees, and market research. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, taxes, travel, and, in the prior year, restructuring charges. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage are recorded in research and development. Costs incurred during the post-implementation stage are recorded in research and development or cost of revenue, depending on the nature of the project. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development expenses to remain relatively stable as we anticipate increased capitalization related to software development projects. However, these expenses may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, software licensing costs, professional fees for external legal, accounting, and other consulting services, facilities costs, corporate insurance, credit loss expense, company events, and taxes, licenses, and other fees. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, taxes, travel, recruiting fees, and, in the prior year, restructuring charges.

We expect general and administrative expenses to modestly increase to support the growth of our business. However, these expenses may fluctuate as a percentage of total revenue from period to period.
Depreciation and amortization
Depreciation and amortization consists of depreciation of property and equipment and amortization of infrastructure-related software development costs.
We expect depreciation and amortization to increase as a result of our new corporate headquarters and as we continue to develop infrastructure-related software.
Interest income, net
Interest income, net consists of interest income earned on cash and cash equivalents, net of interest expense incurred on debt instruments.
Other expense, net
Other expense, net consists of penalties and gains and losses on the disposal of assets.
Provision for income taxes
The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations
The following tables set forth our results of operations for each of the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$88,905	$86,029	$171,388	$170,603
Cost of revenue(1)	19,186	17,925	38,636	35,017
Gross profit	69,719	68,104	132,752	135,586
Operating expenses(1):
Sales and marketing	32,880	28,809	66,928	58,667
Research and development	15,073	14,745	29,575	32,814
General and administrative	21,791	22,264	45,551	43,650
Depreciation and amortization	1,852	1,048	3,407	2,020
Total operating expenses	71,596	66,866	145,461	137,151
(Loss) income from operations	(1,877)	1,238	(12,709)	(1,565)
Interest income, net	1,356	2,636	2,866	6,321
Other expense, net	(11)	(6)	(42)	(405)
(Loss) income before provision for income taxes	(532)	3,868	(9,885)	4,351
Provision for income taxes	(697)	(1,378)	(1,666)	(1,306)
Net (loss) income	$(1,229)	$2,490	$(11,551)	$3,045
_______________
(1)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$766	$625	$1,756	$1,282
Sales and marketing	5,552	4,873	11,342	10,002
Research and development	2,770	2,500	5,976	5,647
General and administrative	5,956	5,644	12,652	10,463
Total stock-based compensation	$15,044	$13,642	$31,726	$27,394

Comparison of the three months ended June 30, 2026 and 2025
Revenue

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Third-party publishers revenue
Redemption revenue	$61,475	$48,588	$12,887	27%
Ad & other revenue	—	—	—	—%
Total third-party publisher revenue	61,475	48,588	12,887	27%
Direct-to-consumer revenue
Redemption revenue	18,723	24,620	(5,897)	(24)%
Ad & other revenue	8,707	12,821	(4,114)	(32)%
Total direct-to-consumer revenue	27,430	37,441	(10,011)	(27)%
Total
Redemption revenue	80,198	73,208	6,990	10%
Ad & other revenue	8,707	12,821	(4,114)	(32)%
Total revenue	$88,905	$86,029	$2,876	3%
Total redemption revenue increased $7.0 million, or 10%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to a $12.9 million increase in revenue from third-party publishers, partially offset by a $5.9 million decrease in revenue from D2C properties. The increase in third-party publisher redemption revenue was primarily driven by increases in offer supply and third-party publisher redeemers. The decrease in D2C redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each D2C redeemer and a decrease in D2C redeemers.
Ad & other revenue decreased $4.1 million, or 32%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by reduced client spend on D2C ad products, partially offset by an increase in revenue from data products.
Cost of revenue

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$19,186	$17,925	$1,261	7%
Cost of revenue increased $1.3 million, or 7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due primarily to increases in technology-related costs, inclusive of allocated personnel-related costs, and publisher-related costs.

Sales and marketing

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$32,880	$28,809	$4,071	14%
Sales and marketing increased $4.1 million, or 14%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to increases of $4.2 million in personnel-related costs and $0.9 million in market research related to third-party measurement studies, partially offset by a decrease of $0.6 million in media spend. The increase in personnel-related costs was driven by increases in bonuses, salaries and wages, and stock based compensation, partially offset by a $0.6 million decrease related to restructuring charges incurred in the prior year.
Research and development

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development	$15,073	$14,745	$328	2%
Research and development increased $0.3 million, or 2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to an increase in impairment of capitalized software.
General and administrative

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$21,791	$22,264	$(473)	(2)%
General and administrative decreased $0.5 million, or 2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to decreases of $1.1 million in professional fees largely attributable to legal matters and $0.7 million in credit loss expense, partially offset by an increase of $1.3 million in personnel-related costs. The increase in personnel-related costs was primarily driven by increases in bonuses, stock-based compensation, and benefits.

Depreciation and amortization

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Depreciation and amortization	$1,852	$1,048	$804	77%
Depreciation and amortization increased $0.8 million, or 77%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven primarily by increases in depreciation expense associated with our new corporate headquarters and amortization expense from continued investment in our platform, capabilities, and infrastructure.
Interest income, net

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income, net	$1,356	$2,636	$(1,280)	(49)%
Interest income, net, decreased $1.3 million, or 49%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by decreases in cash and cash equivalents and lower interest rates.
Other expense, net

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Other expense, net	$11	$6	$5	83%
Other expense, net, did not change meaningfully during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Provision for income taxes

	Three months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$697	$1,378	$(681)	(49)%

The provision for income taxes decreased $0.7 million, or 49%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to changes in pre-tax book income.

Comparison of the six months ended June 30, 2026 and 2025
Revenue

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Third-party publishers revenue
Redemption revenue	$115,471	$96,783	$18,688	19%
Ad & other revenue	—	—	—	—%
Total third-party publisher revenue	115,471	96,783	18,688	19%
Direct-to-consumer revenue
Redemption revenue	37,743	49,824	(12,081)	(24)%
Ad & other revenue	18,174	23,996	(5,822)	(24)%
Total direct-to-consumer revenue	55,917	73,820	(17,903)	(24)%
Total
Redemption revenue	153,214	146,607	6,607	5%
Ad & other revenue	18,174	23,996	(5,822)	(24)%
	$171,388	$170,603	$785	—%
Total redemption revenue increased $6.6 million, or 5%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to an $18.7 million increase in revenue from third-party publishers, partially offset by a $12.1 million decrease in revenue from the D2C properties. The increase in third-party publisher redemption revenue was primarily driven by increases in offer supply and third-party publisher redeemers. The decrease in D2C redemption revenue was driven primarily by a decrease in the quantity and quality of offers available to each D2C redeemer and a decrease in D2C redeemers.
Ad & other revenue decreased $5.8 million, or 24%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven primarily by reduced client spend on D2C ad products, partially offset by an increase in revenue from data products.
Cost of Revenue

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$38,636	$35,017	$3,618	10%
Cost of revenue increased $3.6 million, or 10%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to increases of $1.8 million in personnel-related costs, $1.4 million in revenue share, and $0.6 million in data hosting costs. The increase in personnel-related costs was driven primarily by a higher allocation of technology resources and related personnel costs to cost of revenue due to continued investment in our platform, capabilities, and infrastructure.

Sales and marketing

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$66,928	$58,667	$8,260	14%
Sales and marketing increased $8.3 million, or 14%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to increases of $6.8 million in personnel-related costs, and $1.8 million in market research related to third-party measurement studies, partially offset by a decrease of $0.9 million in media spend. The increase in personnel-related costs was primarily driven by increases in bonuses, salaries and wages, and stock based compensation, partially offset by a $1.2 million decrease related to restructuring charges incurred in the prior year.
Research and development

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development	$29,575	$32,814	$(3,239)	(10)%
Research and development decreased $3.2 million, or 10%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to a $3.9 million decrease in personnel-related costs, partially offset by an increase of $0.8 million in impairment of capitalized software. The decrease in personnel-related costs was primarily related to an increase in capitalization driven by continued investment in our platform, capabilities, and infrastructure, a higher allocation of resources and related personnel costs to cost of revenue, and a $0.7 million decrease related to restructuring charges incurred in the prior year.
General and administrative

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$45,551	$43,650	$1,901	4%
General and administrative increased $1.9 million, or 4%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to increases of $2.2 million in stock-based compensation expense and $0.7 million in other personnel-related costs, partially offset by a decrease of $0.8 million in professional fees largely attributable to legal matters. The increase in stock-based compensation was primarily driven by the prior year reversal of $1.6 million of previously recognized expense for unvested equity awards related to the departure of the Company’s former chief financial officer in March 2025. The increase in other personnel-related costs was primarily driven by increases in bonuses, travel, and payroll taxes and fees.

Depreciation and amortization

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Depreciation and amortization	$3,407	$2,020	$1,387	69%
Depreciation and amortization increased $1.4 million, or 69%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven primarily by increases in depreciation expense associated with our new corporate headquarters and amortization expense from continued investment in our platform, capabilities, and infrastructure.
Interest income, net

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income, net	$2,866	$6,321	$(3,455)	(55)%
Interest income, net, decreased $3.5 million, or 55%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by decreases in cash and cash equivalents and lower interest rates.
Other expense, net

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Other expense, net	$42	$405	$(363)	(90)%
Other expense, net, decreased $0.4 million, or 90%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to expense related to a tax matter in the prior year.
Provision for income taxes

	Six months ended June 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$1,666	$1,306	$359	28%

The provision for income taxes increased $0.4 million, or 28%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to changes in pre-tax book income and the impact of non-deductible items, including certain executive compensation costs and stock-based compensation.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity included $148.2 million of cash and cash equivalents and $99.0 million of available capacity under a revolving line of credit.

Our primary cash needs are for personnel-related expenses, rewards and revenue share and related minimum commitments payable to third-party publishers, sales and marketing expenses, data hosting costs, and software licensing costs. We believe our existing liquidity and cash flows from operating activities will be sufficient to meet our projected operating and capital requirements for at least the next 12 months.
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
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of June 30, 2026, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding the credit agreement, see Note 5 - Long-Term Debt to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Common Stock Warrant
In May 2021, the Company issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of June 30, 2026 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. For further details regarding the Walmart Warrant, see Note 7 - Stockholders' Equity to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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

During the three and six months ended June 30, 2026, the Company repurchased 711,198 and 2,659,708 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $23.2 million and $68.4 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of June 30, 2026, $67.3 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$43,632	$45,715
Net cash used in investing activities	(12,265)	(11,968)
Net cash used in financing activities	(69,806)	(132,830)
Net change in cash, cash equivalents, and restricted cash	$(38,439)	$(99,083)
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
Net cash provided by operating activities decreased $2.1 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was the result of a $14.6 million increase in net loss, partially offset by a $9.0 million increase in non-cash charges and a $3.5 million increase in net cash inflows primarily from lower net working capital.
The increase in non-cash charges was primarily driven by increases in stock based compensation expense, deferred income taxes, depreciation and amortization, and impairment of capitalized software. The increase in net cash inflows from net working capital was primarily due to cash inflows of $12.9 million from liabilities due to third-party publishers driven primarily by timing and growth in existing publishers and $3.5 million from accrued expenses primarily due to personnel-related costs. These net cash inflows were partially offset by cash outflows of $6.3 million from accounts receivable due to growth in gross billings, $3.8 million from other current and long-term assets and liabilities driven by the timing of prepaid expenses, $1.9 million from accounts payable, $0.5 million from deferred revenue, and $0.4 million from the user redemption liability.
Investing Activities
Net cash used in investing activities increased $0.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by a $1.9 million increase in additions to capitalized software development costs, offset by a $1.6 million decrease in additions to property and equipment due primarily to prior year investment in our corporate headquarters.

Financing Activities
Net cash used in financing activities decreased $63.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by a $69.4 million decrease in purchases of treasury stock, partially offset by a $4.8 million decrease in proceeds from stock option exercises and a $1.1 million increase in taxes paid related to the net share settlement of equity awards.
Material Cash Requirements
Operating Leases
Our operating lease commitments primarily include our corporate headquarters. As of June 30, 2026, we had noncancelable lease obligations of $36.0 million, of which $2.4 million is payable within 12 months and the remainder thereafter. For additional discussion on our operating leases, refer to Note 8 - Operating Leases to our financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Purchase Commitments
The Company has noncancelable purchase obligations that relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers in the ordinary course of business. As of June 30, 2026, we had fixed noncancelable purchase obligations of $157.6 million, of which $49.3 million is payable within 12 months, and the remainder thereafter. For additional discussion on these contractual commitments, refer to Note 13 - Commitments and Contingencies to our condensed financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and our floating rate debt. As of June 30, 2026, we had cash and cash equivalents of $148.2 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our condensed financial statements as of June 30, 2026.
Our line of credit bears interest at floating rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of June 30, 2026, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5 promulgated thereunder. On August 3, 2026, the Court granted Defendants’ motion to dismiss the amended complaint in full, without prejudice. Plaintiff may file a motion by August 31, 2026, requesting leave to file a second amended complaint. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final outcome in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of June 30, 2026, we had an accumulated deficit of $148.4 million. We expect our costs will increase over time as we expect to invest additional funds towards growing our business and operating as a public company. See the risk factor titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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
Both our redeemers and their level of redemptions are critical to our success. During the six months ended June 30, 2026, total redeemers were approximately 20 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2025, for example, we did not secure enough offer supply from clients relative to the growth of redeemers across our network. As a result, our redemptions and redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network, or if we do not do so to a greater extent than our competitors, clients, publishers, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them. The data which powers certain of our models is also dependent on consumer engagement, including the extent to which consumers interact with and use our platform, and link accounts at third-party retailers to our platform, which has fluctuated and could fluctuate in the future.
Any number of factors can negatively affect growth in the number of redeemers, redemptions per redeemer, redemptions, and consumer engagement on our network, including if:
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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), DoorDash, Inc. (DoorDash), and Uber Technologies, Inc. (Uber). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to develop or continue partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We may not be able to grow our revenue.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the six months ended June 30, 2026, our revenue was $171.4 million, which is up from the previous year. There can be no assurances that our revenue will grow at any particular rate, or at all, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has, and may in the future, decline.

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
Our integrated retailers provide us with item-level data that is integral to our platform because such data helps facilitate redemptions of offers on our D2C properties and powers certain of our models. We also allow thousands of online retailers to advertise and present consumers with their own cash back offers on our D2C properties. Our ability to renew, maintain, and expand our relationships with retailers is dependent on, among other factors, our ability to increase the number of consumers that use our network, and any failure to do so could materially adversely affect our business, financial condition, results of operations, and prospects. If our retailers terminate their relationships with us or suspend, limit, or cease their operations, as they have in the past, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
We have experienced growth in our business, and we anticipate that we will experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to over 800 as of June 30, 2026. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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

The legal, regulatory, and policy environments around AI/ML more broadly are also evolving rapidly, including the federal government and numerous U.S. states considering, and in certain cases adopting, laws and regulations addressing aspects of AI/ML, and we may become subject to new and evolving legal and other obligations. In addition, existing laws and regulations may be interpreted in ways that would affect our use of AI/ML. For example, California, Colorado, Illinois, New York, and other states have enacted laws that further regulate the use of AI/ML technologies and provide consumers with additional protections around companies' use of AI/ML technologies, such as requiring companies to disclose certain uses of generative AI. Such laws have taken effect or will continue to take effect in 2026 and 2027. We expect more laws focused on the use of AI/ML technologies to be passed in the future, which will create additional compliance requirements and potentially differing requirements across different jurisdictions in which we operate. These and other developments may require us to make significant changes to our use of AI/ML, including by limiting or restricting our use of AI/ML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AI/ML also presents emerging ethical issues, and if our use of AI/ML becomes controversial, we may experience brand or reputational harm.
We are making substantial investments to expand our technologies, tools, and offerings to capitalize on new and unproven business opportunities, including investment in AI/ML tools and technologies, and expect to increase such investments in the future. These initiatives are risky, are dependent on the data we receive, and we may never realize any expected benefits from them.
We have invested and expect to continue to invest in expanding our technologies, tools, and offerings to capitalize on new and unproven business opportunities, including investments in AI/ML tools and technologies. For example, we are continuing to roll out LiveLift™ to eligible clients. We are also introducing a gaming component to our platform for the first time, powered by Unity’s Tapjoy offerwall. In addition, we are also working to further utilize AI/ML in our internal tools to achieve additional efficiencies.
We rely on analytical models and data, including AI/ML models, to develop and operate these new technologies and tools. Our development efforts could be hindered if we do not receive, from our D2C platform, publishers, or retailers, the data and capabilities needed to develop and maintain these technologies, tools, and offerings. These models are based on assumptions, and actual results may differ significantly from the modeled expectations. The predictive models we use have inherent risks and may incorrectly forecast future behavior, leading to potential losses or suboptimal campaign performance. Furthermore, because predictive models are generally constructed based on historical data and continued access to current data sources, the success of relying on such models may depend heavily on the volume, accuracy, and reliability of the supplied data. As we receive new data, our models may need to be recalibrated or redesigned, which could materially change their outputs and the effectiveness of our offerings. New data may also cause a client’s campaign performance to differ from that initially predicted.
We regularly evaluate and update our AI/ML models based on performance, learnings, and evolving best practices, with the goal of improving their capabilities and reliability over time. While this ongoing evolution is intended to enhance the accuracy, efficiency, and overall performance of our AI/ML models over time, such changes have, and may in the future, not perform as expected.

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
We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with the appropriate level of qualifications. Many of the companies with which we compete for qualified employees have greater resources than we have and may offer compensation packages that are perceived to be better than ours. For example, we often offer equity awards to our job candidates and existing employees as part of their overall compensation package. If the perceived value of our equity awards declines, including as a result of volatility or declines in the market price of our Class A common stock or changes in perception about our future prospects (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects, or otherwise), it may adversely affect our ability to recruit and retain highly qualified employees. We have recently experienced fluctuations, including declines, in the market price of our Class A common stock, and reduced the size of our workforce and reorganized our sales force, each of which could adversely affect our ability to attract, motivate, or retain key employees. Furthermore, any workforce restructuring may result in increased attrition beyond our intended reduction. Additionally, changes in our compensation structure may be negatively received by employees and result in attrition or cause difficulty in the recruiting process. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Finally, we are committed to a hybrid workforce, which prioritizes hiring employees in Denver, and in June 2026, we implemented a return-to-office policy for all our employees located in the Denver area. This could lead to employee attrition and slow hiring if we are unable to attract talent in the Denver market.
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
Because of fluctuations in our stock price, we are, and may in the future become, subject to securities litigation. The securities litigation against us and any future securities litigation has, and could in the future, result in substantial costs and divert our management’s attention and resources from our business, which could materially adversely affect our business, financial condition, results of operations, and prospects. See Item 1 “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the putative securities class action complaint filed against us on April 17, 2025.

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
We are subject to a variety of federal, state, and local laws, regulations, and industry standards related to areas including privacy, electronic communications, data protection, data security, marketing, AI/ML, intellectual property, e-commerce, the internet, mobile devices, competition, consumer protection, taxation, escheatment, and advertising practices. In addition, a variety of these regulations and standards could impact our clients, publishers, or retailers, and in turn impact us. In particular, existing and future laws and regulations, or changes thereto, may impede the growth of the internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business.
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
We Process data about consumers, including personal information or personal data, as well as other confidential or proprietary information, for numerous purposes, including legal, marketing, and other business-related purposes. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. We and our service providers, clients, and publishers are subject to a variety of federal and state laws, regulations, and industry standards regarding privacy, data protection, data security, marketing, and consumer protection, which address Processing of data relating to individuals, as well as the tracking of consumer behavior (Data Protection Laws). We are also subject to laws, regulations, and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations, and industry standards are changing, may be subject to differing interpretations, may be inconsistent among countries or conflict with other rules, and may be costly to comply with or inconsistent among jurisdictions. In addition, we are introducing a gaming component to our platform for the first time, and laws or regulations that govern or restrict gaming activities and offers related to gaming, including online or mobile gaming, that are applicable to us or to our third-party partner, could have a material adverse impact on our business, financial condition, and results of operations.
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
New so-called “algorithmic pricing” or “surveillance pricing” legislation has recently emerged at the state and local levels aimed at regulating practices that use consumer data to inform product pricing decisions. To date, these proposals have aimed to either increase disclosures regarding dynamic pricing practices or place substantive limits on the practice. Although currently passed laws and regulations generally include exemptions for loyalty and discounting programs, these exemptions are new and untested, and it is possible that some such laws and regulations could impact our operations in certain geographies.

Additionally, new laws regulating the use of digital coupons and digital shelf tags could impact our business or future strategies. In 2025, for example, the City of San Diego passed regulations requiring that digital coupons be accompanied by equivalent paper coupons so that digitally disenfranchised consumers may also benefit. Other states and local jurisdictions are considering similar regulations. Several states are considering or have passed bills regulating digital shelf tags that also could impact our operations and future strategies. Existing or new regulations, as well as enforcement of existing or new regulations by relevant authorities, could materially adversely affect our business, financial condition, results of operations, and prospects. In addition, any of this legislation could impact our clients, publishers, or retailers, and in turn impact us.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of June 30, 2026, Mr. Leach and entities affiliated with Mr. Leach held approximately 75.1% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2026, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 84.5% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.

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
For example, on May 17, 2021, we issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. Pursuant to the terms of the Walmart Warrant, as of June 30, 2026, Walmart has the right to purchase up to 4,121,034 shares of our Class A common stock at an exercise price of $70.12 per share.
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
The following table summarizes share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 to April 30, 2026	245,760	$32.30	245,760	$82,344
May 1, 2026 to May 31, 2026	298,624	$32.38	298,624	$72,676
June 1, 2026 to June 30, 2026	166,814	$32.29	166,814	$67,289
	711,198		711,198
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2026, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On June 1, 2026, Marisa Daspit, our Chief People Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 24,171 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 17, 2027, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended June 30, 2026.

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

IBOTTA, INC.

Date:	August 4, 2026	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ Matt Puckett
Matt Puckett
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2026	By:	/s/ Jared Chomko
Jared Chomko
Senior Vice President, Accounting
(Principal Accounting Officer)