Form 10-Q
period 2026-09-30
Ibotta, Inc.
filed 2026-11-03
CIK 1538379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2026, the registrant had outstanding 20,469,814 shares of Class A common stock and 2,962,664 shares of Class B common stock, each with a par value of $0.00001 per share.

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
•our expectations regarding macroeconomic conditions;
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
•the impact of third-party AI technologies, including agent-based applications, on how consumers discover, access, and engage with our products and offerings;
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
•our expectations and management of any growth;
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
•the increased expenses associated with being a public company; and
•the impact of regulatory and economic uncertainty, changes in interest rates, tariff and non-tariff trade measures imposed by the U.S. and other countries, any U.S. federal government shutdown, public health threats, general global instability, or geopolitical tensions and military conflicts including the ongoing conflicts involving Russia and Ukraine and in the Middle East, on global capital and financial markets, political events, general economic conditions in the United States, and our business and operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Ibotta, Inc.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,889	$186,612
Accounts receivable, less allowances of $908 and $2,494, respectively	221,517	208,709
Prepaid expenses and other current assets	6,025	12,604
Total current assets	377,431	407,925
Property and equipment, less accumulated depreciation of $5,248 and $3,029, respectively	22,723	23,434
Capitalized software development costs, less accumulated amortization of $31,504 and $24,165, respectively	29,990	24,193
Equity investment	4,531	4,531
Deferred tax assets, net	48,994	54,850
Operating lease assets	9,678	9,901
Other long-term assets	758	1,077
Total assets	$494,105	$525,911
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,767	$10,840
Due to third-party publishers	130,091	107,601
Deferred revenue	2,448	2,935
User redemption liability	61,623	65,521
Accrued expenses	22,461	19,614
Other current liabilities	1,253	1,249
Total current liabilities	225,643	207,760
Long-term liabilities:
Operating lease liabilities, long-term	24,852	25,501
Unrecognized tax benefits, long-term	5,292	4,999
Total liabilities	255,787	238,260
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value: 100,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2026, and December 31, 2025	—	—
Class A common stock, $0.00001 par value: 3,000,000,000 shares authorized, 30,869,910 shares issued, and 20,426,495 shares outstanding as of September 30, 2026; 3,000,000,000 shares authorized, 29,429,656 shares issued, and 22,041,313 shares outstanding as of December 31, 2025	—	—
Class B common stock, $0.00001 par value: 350,000,000 shares authorized and 2,992,424 shares issued and outstanding as of September 30, 2026; 350,000,000 shares authorized and 3,137,424 shares issued and outstanding as of December 31, 2025	—	—
Treasury stock, at cost, 10,443,415 shares as of September 30, 2026 and 7,388,343 shares as of December 31, 2025	(350,488)	(267,575)
Additional paid-in capital	740,731	692,097
Accumulated deficit	(151,925)	(136,871)
Total stockholders' equity	238,318	287,651
Total liabilities and stockholders' equity	$494,105	$525,911
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$97,825	$83,260	$269,213	$253,863
Cost of revenue	19,708	17,142	58,344	52,159
Gross profit	78,117	66,118	210,869	201,704
Operating expenses:
Sales and marketing	32,365	26,629	99,293	85,296
Research and development	16,211	14,022	45,786	46,836
General and administrative	22,724	22,465	68,275	66,115
Depreciation and amortization	2,095	636	5,502	2,656
Total operating expenses	73,395	63,752	218,856	200,903
Income (loss) from operations	4,722	2,366	(7,987)	801
Interest income, net	1,349	2,510	4,215	8,831
Other income (expense), net	12	376	(30)	(29)
Income (loss) before provision for income taxes	6,083	5,252	(3,802)	9,603
Provision for income taxes	(9,586)	(3,719)	(11,252)	(5,025)
Net (loss) income	$(3,503)	$1,533	$(15,054)	$4,578
Net (loss) income per share:
Basic	$(0.15)	$0.05	$(0.64)	$0.16
Diluted	$(0.15)	$0.05	$(0.64)	$0.15
Weighted average common shares outstanding:
Basic	23,349,040	27,995,708	23,588,670	29,074,842
Diluted	23,349,040	29,376,837	23,588,670	30,999,527
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	31,470,095	$—	(518,683)	$(31,321)	$629,050	$(140,446)	$457,283
Net income	—	—	—	—	—	555	555
Exercise of stock options	239,994	—	—	—	3,365	—	3,365
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	14,013	—	14,013
Release of restricted stock purchase shares from repurchase option	11,641	—	—	—	97	—	97
Repurchase of common stock	—	—	(1,840,554)	(73,408)	—	—	(73,408)
Issuance of common stock upon settlement of restricted stock units	107,613	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(18,499)	—	—	—	(629)	—	(629)
Balance, March 31, 2025	31,810,844	$—	(2,359,237)	$(104,729)	$645,896	$(139,891)	$401,276
Net income	—	—	—	—	—	2,490	2,490
Exercise of stock options	226,030	—	—	—	4,002	—	4,002
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	13,909	—	13,909
Repurchase of common stock	—	—	(1,448,373)	(68,169)	—	—	(68,169)
Issuance of common stock upon settlement of restricted stock units	137,135	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(28,579)	—	—	—	(1,416)	—	(1,416)
Issuance of common stock under employee stock purchase plan	39,768	—	—	—	2,036	—	2,036
Balance, June 30, 2025	32,185,198	$—	(3,807,610)	$(172,898)	$664,427	$(137,401)	$354,128
Net income	—	—	—	—	—	1,533	1,533
Exercise of stock options	65,981	—	—	—	945	—	945
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	12,930	—	12,930
Repurchase of common stock	—	—	(1,448,325)	(39,130)	—	—	(39,130)
Issuance of common stock upon settlement of restricted stock units	132,475	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(29,186)	—	—	—	(797)	—	(797)
Balance, September 30, 2025	32,354,468	$—	(5,255,935)	$(212,028)	$677,505	$(135,868)	$329,609
_________
(1)Amounts combine the Company’s Class A and Class B common stock. See Note 7 - Stockholders’ Equity.

See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY, CONT.
(In thousands, except share amounts)
(unaudited)

	Common Stock(1)		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	32,567,080	$—	(7,388,343)	$(267,575)	$692,097	$(136,871)	$287,651
Net loss	—	—	—	—	—	(10,322)	(10,322)
Exercise of stock options	50,209	—	—	—	743	—	743
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	17,204	—	17,204
Repurchase of common stock	—	—	(1,948,510)	(45,144)	—	—	(45,144)
Issuance of common stock upon settlement of restricted stock units	270,830	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(46,135)	—	—	—	(1,153)	—	(1,153)
Balance, March 31, 2026	32,841,984	$—	(9,336,853)	$(312,719)	$708,891	$(147,193)	$248,979
Net loss	—	—	—	—	—	(1,229)	(1,229)
Exercise of stock options	140,721	—	—	—	1,886	—	1,886
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	15,633	—	15,633
Repurchase of common stock	—	—	(711,198)	(23,234)	—	—	(23,234)
Issuance of common stock upon settlement of restricted stock units	308,156	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(56,746)	—	—	—	(1,944)	—	(1,944)
Issuance of common stock under employee stock purchase plan	72,020	—	—	—	1,482	—	1,482
Balance, June 30, 2026	33,306,135	$—	(10,048,051)	$(335,953)	$725,948	$(148,422)	$241,573
Net loss	—	—	—	—	—	(3,503)	(3,503)
Exercise of stock options	269,294	—	—	—	2,167	—	2,167
Stock-based compensation expense (inclusive of capitalized stock-based compensation)	—	—	—	—	15,992	—	15,992
Repurchase of common stock	—	—	(395,364)	(14,535)	—	—	(14,535)
Issuance of common stock upon settlement of restricted stock units	377,620	—	—	—	—	—	—
Common stock withheld for tax obligation and net settlement	(90,715)	—	—	—	(3,376)	—	(3,376)
Balance, September 30, 2026	33,862,334	$—	(10,443,415)	$(350,488)	$740,731	$(151,925)	$238,318
_______
(1)Amounts combine the Company’s Class A and Class B common stock. See Note 7 - Stockholders’ Equity.

See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Operating activities
Net (loss) income	$(15,054)	$4,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,967	5,853
Impairment of capitalized software development costs	1,406	256
Stock-based compensation expense	40,528	33,462
Common stock warrant expense	6,554	6,554
Credit loss expense	1,044	1,916
Amortization of debt discount and issuance costs	114	114
Deferred income taxes	7,312	2,866
Other	4	14
Changes in assets and liabilities:
Accounts receivable	(13,879)	6,145
Other current and long-term assets	5,552	(4,589)
Accounts payable	(638)	1,468
Due to third-party publishers	22,490	4,719
Accrued expenses	4,923	(3,034)
Deferred revenue	(487)	(274)
User redemption liability	(3,898)	(4,451)
Other current and long-term liabilities	(354)	11,872
Net cash provided by operating activities	65,584	67,469
Investing activities
Additions to property and equipment	(4,400)	(12,768)
Additions to capitalized software development costs	(13,064)	(10,360)
Proceeds from the sale of property and equipment	27	—
Net cash used in investing activities	(17,437)	(23,128)
Financing activities
Proceeds from exercise of stock options	4,796	8,312
Debt issuance costs	—	(2)
Purchase of treasury stock	(84,676)	(178,180)
Taxes paid related to net share settlement of equity awards	(6,472)	(2,843)
Proceeds from employee stock purchase plan	1,482	2,036
Net cash used in financing activities	(84,870)	(170,677)
Net change in cash, cash equivalents, and restricted cash	(36,723)	(126,336)
Cash, cash equivalents, and restricted cash, beginning of period	186,612	349,690
Cash, cash equivalents, and restricted cash, end of period	$149,889	$223,354
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
CONDENSED STATEMENTS OF CASH FLOWS, CONT.
(In thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Interest paid	$225	$171
Income taxes paid, net	$590	$4,333
Supplemental disclosures of non-cash investing and financing activities
Share repurchases in accounts payable and accrued expenses	$1,521	$2,527
Stock-based compensation included in capitalized software development costs	1,747	836
Property and equipment in accounts payable and accrued expenses	$197	$5,950
See accompanying notes to the condensed financial statements.

Ibotta, Inc.
Notes to the Condensed Financial Statements
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

Ibotta, Inc.
Notes to the Condensed Financial Statements
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
As of September 30, 2026, no clients accounted for more than 10% of accounts receivable, and as of December 31, 2025, one client accounted for 15% of accounts receivable. There were no clients that represented 10% or more of the Company's revenue during the three and nine months ended September 30, 2026 and 2025.
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
The following table presents changes in the accounts receivable allowance for credit losses (in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Beginning Balance	$1,193	$2,494
Add: provision for expected credit losses	(107)	1,044
Less: write-offs, net of recoveries	(178)	(2,630)
Ending Balance	$908	$908

Ibotta, Inc.
Notes to the Condensed Financial Statements
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which clarified the effective date of ASU No. 2024-03. The guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods after December 15, 2027, with early adoption permitted. The Company expects the application of this guidance will result in additional disclosure of expenses presented in the Company’s Statements of Operations.

Ibotta, Inc.
Notes to the Condensed Financial Statements
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
The Company’s breakage is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$1,890	$1,850	$5,724	$6,497
Cost of revenue	36	34	111	111
Sales and marketing	367	276	1,022	910
Total breakage	$2,293	$2,160	$6,857	$7,518
The user redemption liability was $61.6 million and $65.5 million as of September 30, 2026, and December 31, 2025, respectively.
4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued employee-related expenses	$17,492	$11,806
Other accrued expenses	4,969	7,808
Total accrued expenses	$22,461	$19,614

Ibotta, Inc.
Notes to the Condensed Financial Statements
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
The 2024 Credit Facility contains customary affirmative and negative covenants and restrictions, including limitations on additional indebtedness, creation of liens, restricted payments, investments and certain transactions with affiliates. The Company is also subject to financial covenants to maintain a minimum Consolidated Interest Coverage Ratio of 3.0 to 1.0 and a maximum Consolidated Net Leverage Ratio of 3.0 to 1.0. In addition, the 2024 Credit Facility contains other customary covenants, representations and warranties, and events of default. As of September 30, 2026, the Company was in compliance with all covenants under the 2024 Credit Facility.
As of September 30, 2026, the Company had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. Refer to Note 13 – Commitments and Contingencies for further discussion of the Company’s letter of credit. During the three and nine months ended September 30, 2026 and 2025, interest expense was immaterial.

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
6. Fair Value Measurements
The following tables present information about financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$144,672	$144,672	$—	$—
Total	$144,672	$144,672	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$183,423	$183,423	$—	$—
Total	$183,423	$183,423	$—	$—
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
During the three and nine months ended September 30, 2026 and 2025, the Company recorded no adjustments to the equity investment. Since inception, the Company has recorded positive cumulative adjustments in the equity investment of $8.3 million and negative cumulative adjustments of $4.5 million. As of September 30, 2026, and December 31, 2025, the carrying value of the equity investment was $4.5 million.
7. Stockholders’ Equity
The Company’s authorized capital stock consists of 3,000,000,000 shares of the Company’s Class A common stock, par value $0.00001 per share, 350,000,000 shares of the Company’s Class B common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.
Preferred Stock
As of September 30, 2026, and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Ibotta, Inc.
Notes to the Condensed Financial Statements
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
The Company had shares of common stock reserved for issuance as follows:

	September 30, 2026	December 31, 2025
Stock options outstanding	2,018,131	2,525,061
Restricted stock units outstanding	4,263,739	2,436,259
Common stock warrant	4,121,034	4,121,034
Remaining shares reserved for future issuances under the 2024 Equity Incentive Plan	2,909,030	4,193,879
Remaining shares reserved for future issuances under the 2024 Employee Stock Purchase Plan	1,063,217	932,326
Total shares	14,375,151	14,208,559
Common Stock Warrant
In May 2021, the Company issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. (Commercial Agreement). The Walmart Warrant is accounted for as nonemployee stock-based compensation under ASC 718, Compensation–Stock Compensation (ASC 718). Pursuant to the terms of the Walmart Warrant, and subsequent to a modification from the non-discretionary anti-dilution provision as a result of the Company’s April 2024 IPO, Walmart has the right to purchase up to 4,121,034 shares at an exercise price of $70.12. Vesting of the Walmart Warrant is subject to certain performance and service conditions by both parties, and the Walmart Warrant expires May 2031, or May 2028, in certain cases if the Commercial Agreement is no longer in effect. As of both September 30, 2026, and December 31, 2025, 3,502,879 shares of the Walmart Warrant were vested and exercisable.
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
During each of the three and nine months ended September 30, 2026 and 2025, the Company recognized stock-based compensation of $2.3 million and $6.6 million, respectively, associated with the vesting of the service conditions of the Walmart Warrant. As of September 30, 2026, unrecognized stock-based compensation expense related to the unvested portion of the Walmart Warrant was $14.7 million and is expected to be recognized over a weighted average period of 2.0 years.

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
Share Repurchase Program
In August 2024, the Company’s board of directors approved a share repurchase program, with authorization to purchase up to an aggregate of $100.0 million of the Company’s Class A common stock (Share Repurchase Program). In each of March 2025, June 2025, and March 2026, the board of directors approved an additional $100.0 million, bringing the total authorization under the Share Repurchase Program to $400.0 million as of September 30, 2026.
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
During the three and nine months ended September 30, 2026, the Company repurchased 395,364 and 3,055,072 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $14.5 million and $82.9 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased 1,448,325 and 4,737,252 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $39.1 million and $180.7 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of September 30, 2026, $52.9 million remains available and authorized for repurchase under the Share Repurchase Program.
8. Revenue
Disaggregation of Revenue
The Company’s disaggregated revenue by type of service is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Redemption revenue	$88,544	$72,081	$241,758	$218,688
Ad & other revenue	9,281	11,179	27,455	35,175
Total revenue	$97,825	$83,260	$269,213	$253,863

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
Deferred Revenue
Deferred revenue, a contract liability, consists of fees and rewards collected from clients that will be applied to future campaigns. Deferred revenue is expected to be recognized as consumers redeem offers over the term of the campaigns, net of the reward, which generally occurs within 12 months. Deferred revenue was $2.4 million and $2.9 million as of September 30, 2026, and December 31, 2025, respectively.
Revenue recognized from deferred revenue at the beginning of the year is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue recognized	$250	$618	$2,488	$4,133
9. Stock-Based Compensation
Stock-Based Compensation Expense
The Company’s stock-based compensation expense is recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$850	$622	$2,606	$1,904
Sales and marketing(1)	5,689	4,133	17,031	14,135
Research and development	2,860	2,381	8,836	8,028
General and administrative	5,957	5,486	18,609	15,949
Total stock-based compensation expense	$15,356	$12,622	$47,082	$40,016
_______________
(1)Sales and marketing includes common stock warrant expense of $2.3 million recognized during each of the three months ended September 30, 2026 and 2025, and $6.6 million recognized during each of the nine months ended September 30, 2026 and 2025. See Note 7 – Stockholders’ Equity.

The Company capitalized $0.6 million and $1.7 million of stock-based compensation expense to capitalized software development costs during the three and nine months ended September 30, 2026, respectively. The Company capitalized $0.3 million and $0.8 million of stock-based compensation expense to capitalized software development costs during the three and nine months ended September 30, 2025, respectively.
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
Unrecognized stock-based compensation expense as of September 30, 2026 was $1.9 million for unvested stock options, $125.2 million for unvested RSUs, and $0.1 million for the ESPP and is expected to be recognized over a weighted average period of 1.0 years, 2.9 years, and 0.1 years, respectively.

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
Stock Options
A summary of option activity for the nine months ended September 30, 2026, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2025	2,525,061	$15.42	5.3	$19,780
Exercised	(460,224)	10.42
Forfeited or expired	(46,706)	22.39
Options outstanding as of September 30, 2026	2,018,131	$16.39	4.9	$46,428
Options vested and exercisable as of September 30, 2026	1,883,412	$16.00	4.8	$44,070
During the nine months ended September 30, 2026, no stock options were granted, and the total intrinsic value of stock options exercised was $10.7 million.
Restricted Stock Units (RSUs)
A summary of RSU activity for the nine months ended September 30, 2026, is as follows:

	RSUs	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	2,436,259	$50.28
Granted	3,137,408	25.09
Vested	(956,606)	39.23
Forfeited or expired	(353,322)	34.37
Unvested and outstanding as of September 30, 2026	4,263,739	$35.54

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
CEO Performance-Based RSU

On April 17, 2024, the Company issued a performance-based RSU award to the CEO (CEO PRSU). The CEO PRSU awards a target number of RSUs to the CEO, totaling 125,216 RSUs, that become eligible to vest based on the Company’s total shareholder return (TSR) relative to the TSRs of the companies in the Russell 2000 Index during the performance period from the grant date through December 31, 2026. A percentage of the target number of RSUs, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the index over the performance period. The award is subject to the CEO’s continued service to the Company, and the TSR condition is a market condition. In addition, the CEO PRSU is subject to acceleration upon a change in control. The Company recognized stock-based compensation expense related to the CEO PRSU of $1.3 million and $3.9 million during the three and nine months ended September 30, 2026 and 2025, respectively.
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
Stock-based compensation expense recognized during the three and nine months ended September 30, 2026 and 2025, related to the ESPP was immaterial. During the nine months ended September 30, 2026 and 2025, the Company issued 72,020 shares and 39,768 shares, respectively, of its Class A common stock under the ESPP. The Company issued no shares of stock under the ESPP during the three months ended September 30, 2026 and 2025.
10. Income Taxes
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
During the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $9.6 million and $11.3 million, respectively, resulting in an effective tax rate of 157.6% and (296.0)%, respectively. During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $3.7 million and $5.0 million, respectively, resulting in an effective tax rate of 70.8% and 52.3%, respectively. These effective tax rates differ from the U.S. federal statutory rate primarily due to the impact of nondeductible items, including certain executive compensation costs, stock-based compensation, common stock warrant expense, and the tax expense related to uncertain tax positions; partially offset by the benefit of research and development tax credits.
The Company's income tax returns are subject to audit. As of September 30, 2026, the Company is not currently under audit by any taxing authorities, and there are no proposed adjustments to our tax positions.

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
11. Net (Loss) Income Per Share
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, basic and diluted net (loss) income per share are the same for Class A common stock and Class B common stock.
Basic and diluted net (loss) income per share is calculated as follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(3,503)	$1,533	$(15,054)	$4,578
Denominator:
Weighted average shares of common stock outstanding, basic	23,349,040	27,995,708	23,588,670	29,074,842
Plus: dilutive effect of stock options	—	1,261,485	—	1,734,302
Plus: dilutive effect of RSUs	—	112,574	—	180,052
Plus: dilutive effect of ESPP	—	7,070	—	10,331
Weighted average common shares outstanding, diluted	23,349,040	29,376,837	23,588,670	30,999,527
Net (loss) income per share, basic	$(0.15)	$0.05	$(0.64)	$0.16
Net (loss) income per share, diluted	$(0.15)	$0.05	$(0.64)	$0.15
As the Company incurred a net loss during the three and nine months ended September 30, 2026, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.
The following potentially dilutive common shares, presented based on amounts outstanding, were excluded from the computation of diluted net (loss) income per share because their effect would have been antidilutive for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	2,018,131	261,011	2,257,741	95,973
RSUs	4,263,739	1,780,443	4,443,090	1,466,559
ESPP	54,082	—	62,154	—
Common stock warrant	4,121,034	4,121,034	4,121,034	4,121,034
Total shares excluded from diluted net (loss) income per share	10,456,986	6,162,488	10,884,019	5,683,566

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
12. Related Parties
Retention of Wilson Sonsini Goodrich & Rosati, P.C.
Larry W. Sonsini, a member of the Company’s board of directors, is a founding partner of the law firm Wilson Sonsini Goodrich & Rosati, P.C. (Wilson Sonsini), which serves as outside corporate counsel to the Company. During the three and nine months ended September 30, 2026, the Company spent $0.1 million and $0.6 million, respectively, with Wilson Sonsini. During the three and nine months ended September 30, 2025, the Company spent $0.5 million and $1.9 million, respectively, with Wilson Sonsini. Amounts payable to Wilson Sonsini were immaterial as of September 30, 2026 and December 31, 2025.
13. Commitments and Contingencies
Letter of Credit
As of both September 30, 2026 and December 31, 2025, the Company had a standby letter of credit in the aggregate amount of $1.0 million, related to an office space lease collateralized by our 2024 Credit Facility.
Tax Reserves
We conduct operations in many tax jurisdictions. In some of these jurisdictions, non-income-based taxes, such as sales and other indirect taxes, may be assessed on our operations. There is uncertainty and judgment as to the taxability of the Company’s services and what constitutes sufficient presence for a jurisdiction to levy such taxes.
The Company records tax reserves in other current liabilities on the condensed balance sheets when they become probable and the amount can be reasonably estimated. As of September 30, 2026 and December 31, 2025, tax reserves were immaterial. Due to the estimates involved in the analysis, the Company expects that the liability will change over time and could exceed the current estimate. The Company may also be subject to examination by the relevant state taxing authorities.
Purchase Commitments
The Company has non-cancelable purchase obligations which relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business.
As of September 30, 2026, future minimum payments with a remaining term in excess of one year under these non-cancelable purchase obligations were as follows:

Fiscal Year	In thousands
Remainder of 2026	$16,250
2027	47,051
2028	38,868
2029	30,945
2030	19,010
Thereafter	—
Total	$152,124

Ibotta, Inc.
Notes to the Condensed Financial Statements
(unaudited)
Legal Proceedings
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of its current and former officers and directors, and the underwriters of the Company's initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5 promulgated thereunder. On August 3, 2026, the Court granted Defendants’ motion to dismiss the amended complaint in full, without prejudice. Plaintiff did not file a motion for leave to amend and did not appeal. This matter has now concluded, and we will not report on it further.
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
In 2025, we introduced LiveLift™, a set of capabilities designed to help brands drive incremental sales at scale in a more cost-efficient manner. LiveLift™ enables more sophisticated projections and profitability metrics, including incremental sales and cost per incremental dollar (CPID), to help our clients achieve the desired scale or efficiency for their promotions. We also have partnerships with Circana and ABCS Insights, which allow our clients to obtain third-party validation of the impact of their digital promotion campaigns via third-party measurement studies.
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

Financial and Operational Highlights

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except percentages, per redeemer, and per redemption figures)
Redemptions(1)	116,363	82,848	295,746	246,172
Redeemers(1)	23,582	18,165	21,421	17,530
Redemptions per redeemer(1)	4.9	4.6	13.8	14.0
Redemption revenue per redemption(1)	$0.76	$0.87	$0.82	$0.89
Revenue	$97,825	$83,260	$269,213	$253,863
Gross profit	$78,117	$66,118	$210,869	$201,704
Gross margin	80%	79%	78%	79%
Net (loss) income	$(3,503)	$1,533	$(15,054)	$4,578
Net (loss) income as a percent of revenue	(4)%	2%	(6)%	2%
Adjusted EBITDA(1)	$23,800	$16,611	$49,062	$49,166
Adjusted EBITDA margin(1)	24%	20%	18%	19%
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except per redeemer and per redemption figures)
Redemptions:
Third-party publisher redemptions	97,578	62,055	242,629	181,818
Direct-to-consumer redemptions	18,785	20,793	53,117	64,354
Total redemptions	116,363	82,848	295,746	246,172
Redeemers:
Third-party publisher redeemers	22,165	16,527	20,005	15,901
Direct-to-consumer redeemers	1,417	1,638	1,416	1,629
Total redeemers	23,582	18,165	21,421	17,530
Redemptions per redeemer:
Third-party publisher redemptions per redeemer	4.4	3.8	12.1	11.4
Direct-to-consumer redemptions per redeemer	13.3	12.7	37.5	39.5
Total redemptions per redeemer	4.9	4.6	13.8	14.0
Redemption revenue per redemption:
Third-party publisher redemption revenue per redemption	$0.72	$0.79	$0.77	$0.80
Direct-to-consumer redemption revenue per redemption	$0.95	$1.10	$1.05	$1.13
Total redemption revenue per redemption	$0.76	$0.87	$0.82	$0.89

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

Third-party publisher redemptions
For the three months ended September 30, 2026 compared to the same period in 2025, third-party publisher redemptions were approximately 97.6 million and 62.1 million, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, third-party publisher redemptions were approximately 242.6 million and 181.8 million, respectively. This growth was driven primarily by increases in offer supply and third-party publisher redeemers.
D2C redemptions

For the three months ended September 30, 2026 compared to the same period in 2025, D2C redemptions were approximately 18.8 million and 20.8 million, respectively, driven by a decrease in D2C redeemers. For the nine months ended September 30, 2026 compared to the same period in 2025, D2C redemptions were approximately 53.1 million and 64.4 million, respectively, driven by a decrease in D2C redeemers and the quantity and quality of offers available to each D2C redeemer.
Total redemptions
For the three months ended September 30, 2026 compared to the same period in 2025, total redemptions were 116.4 million and 82.8 million, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, total redemptions were 295.7 million and 246.2 million, respectively.
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
Third-party publisher redeemers
For the three months ended September 30, 2026 compared to the same period in 2025, third-party publisher redeemers were approximately 22.2 million and 16.5 million, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, third-party publisher redeemers were approximately 20.0 million and 15.9 million, respectively. This growth was driven primarily by organic growth at existing third-party publishers, benefiting from an increase in offer supply, as well as the launch of new publishers.
D2C redeemers
For both the three and nine months ended September 30, 2026, compared to the same period in 2025, D2C redeemers were 1.4 million and 1.6 million, respectively. The decrease is an effect of the quantity and quality of offers available to each D2C redeemer.
Total redeemers
For the three months ended September 30, 2026 compared to the same period in 2025, total redeemers were approximately 23.6 million and 18.2 million, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, total redeemers were approximately 21.4 million and 17.5 million, respectively.

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
Third-party publisher redemptions per redeemer
For the three months ended September 30, 2026 compared to the same period in 2025, third-party publisher redemptions per redeemer were approximately 4.4 and 3.8, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, third-party publisher redemptions per redeemer were approximately 12.1 and 11.4, respectively. This growth was driven by the quantity and quality of offers available to each third-party publisher redeemer.
D2C redemptions per redeemer
For the three months ended September 30, 2026 compared to the same period in 2025, D2C redemptions per redeemer were approximately 13.3 and 12.7, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, D2C redemptions per redeemer were approximately 37.5 and 39.5, respectively. The changes were driven by the quantity and quality of offers available to each D2C redeemer.
Total redemptions per redeemer
For the three months ended September 30, 2026 compared to the same period in 2025, total redemptions per redeemer were approximately 4.9 and 4.6, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, total redemptions per redeemer were approximately 13.8 and 14.0, respectively.
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

Third-party publisher redemption revenue per redemption
For the three months ended September 30, 2026 compared to the same period in 2025, third-party publisher redemption revenue per redemption was $0.72 and $0.79, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, third-party publisher redemption revenue per redemption was $0.77 and $0.80, respectively. The decreases were driven primarily by offer mix and lower like-for-like pricing.
D2C redemption revenue per redemption

For the three months ended September 30, 2026 compared to the same period in 2025, D2C redemption revenue per redemption was $0.95 and $1.10, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, D2C redemption revenue per redemption was $1.05 and $1.13, respectively. The decreases were driven primarily by offer mix and lower like-for-like pricing.
Total redemption revenue per redemption
For the three months ended September 30, 2026 compared to the same period in 2025, total redemption revenue per redemption was $0.76 and $0.87, respectively. For the nine months ended September 30, 2026 compared to the same period in 2025, total redemption revenue per redemption was $0.82 and $0.89, respectively.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA is earnings before interest income, net, provision for income taxes, and depreciation and amortization expense, and excludes stock-based compensation expense, restructuring charges, and other (income) expense, net. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.
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

The following table provides a reconciliation of net (loss) income to Adjusted EBITDA and net (loss) income as a percentage of revenue to Adjusted EBITDA margin for each of the periods presented (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(3,503)	$1,533	$(15,054)	$4,578
Add (deduct):
Interest income, net	(1,349)	(2,510)	(4,215)	(8,831)
Depreciation and amortization(1)	3,722	1,243	9,967	5,853
Stock-based compensation(2)	15,356	12,622	47,082	40,016
Restructuring charges	—	380	—	2,496
Provision for income taxes	9,586	3,719	11,252	5,025
Other (income) expense, net(3)	(12)	(376)	30	29
Adjusted EBITDA	$23,800	$16,611	$49,062	$49,166
Revenue	$97,825	$83,260	$269,213	$253,863
Net (loss) income as a percent of revenue	(4)%	2%	(6)%	2%
Adjusted EBITDA margin	24%	20%	18%	19%
_______________
(1)Amortization of capitalized software development costs included in cost of revenue for the three months ended September 30, 2026 and 2025 was $1.7 million and $0.6 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $4.5 million and $3.2 million, respectively.
(2)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$850	$622	$2,606	$1,904
Sales and marketing	5,689	4,133	17,031	14,135
Research and development	2,860	2,381	8,836	8,028
General and administrative	5,957	5,486	18,609	15,949
Total stock-based compensation	$15,356	$12,622	$47,082	$40,016
(3)Other (income) expense, net is comprised of penalties and net gains and losses on disposal of assets.
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
Research and development
Research and development expenses consist primarily of personnel-related costs for our technology departments, software licensing costs, impairment of capitalized software development costs, professional fees, and market research. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, taxes, travel, and, in the prior year, restructuring charges. We capitalize certain software development costs that are attributable to developing new features and adding incremental functionality to our platform or infrastructure. Costs incurred during the preliminary project stage are recorded in research and development. Costs incurred during the post-implementation stage are recorded in research and development or cost of revenue, depending on the nature of the project. In addition, impairment of in-progress software projects for which completion is subsequently determined not to be probable is recorded in research and development expenses.
We expect research and development expenses to modestly increase as we continue to invest in the personnel and technologies necessary to support the growth of our business. However, these expenses may fluctuate as a percentage of total revenue from period to period.
General and administrative
General and administrative expenses consist primarily of personnel-related costs for our administrative departments, software licensing costs, professional fees for external legal, accounting, and other consulting services, facilities costs, corporate insurance, company events, credit loss expense, and taxes, licenses, and other fees. Personnel-related costs include salaries, bonuses, stock-based compensation, benefits, taxes, travel, recruiting fees, and, in the prior year, restructuring charges.

We expect general and administrative expenses to modestly increase to support the growth of our business. However, these expenses may fluctuate as a percentage of total revenue from period to period.
Depreciation and amortization
Depreciation and amortization consists of depreciation of property and equipment, including leasehold improvements for our corporate headquarters, and amortization of infrastructure-related software development costs.
Interest income, net
Interest income, net, consists of interest income earned on cash and cash equivalents, net of interest expense incurred on debt instruments.
Other income (expense), net
Other income (expense), net, consists of penalties and gains and losses on the disposal of assets.
Provision for income taxes
The provision for income taxes consists primarily of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations
The following tables set forth our results of operations for each of the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$97,825	$83,260	$269,213	$253,863
Cost of revenue(1)	19,708	17,142	58,344	52,159
Gross profit	78,117	66,118	210,869	201,704
Operating expenses(1):
Sales and marketing	32,365	26,629	99,293	85,296
Research and development	16,211	14,022	45,786	46,836
General and administrative	22,724	22,465	68,275	66,115
Depreciation and amortization	2,095	636	5,502	2,656
Total operating expenses	73,395	63,752	218,856	200,903
Income (loss) from operations	4,722	2,366	(7,987)	801
Interest income, net	1,349	2,510	4,215	8,831
Other income (expense), net	12	376	(30)	(29)
Income (loss) before provision for income taxes	6,083	5,252	(3,802)	9,603
Provision for income taxes	(9,586)	(3,719)	(11,252)	(5,025)
Net (loss) income	$(3,503)	$1,533	$(15,054)	$4,578
_______________
(1)Amounts include stock-based compensation expense, inclusive of common stock warrant expense within sales and marketing, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$850	$622	$2,606	$1,904
Sales and marketing	5,689	4,133	17,031	14,135
Research and development	2,860	2,381	8,836	8,028
General and administrative	5,957	5,486	18,609	15,949
Total stock-based compensation	$15,356	$12,622	$47,082	$40,016

Comparison of the three months ended September 30, 2026 and 2025
Revenue

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Third-party publishers revenue
Redemption revenue	$70,672	$49,270	$21,402	43%
Ad & other revenue	—	—	—	—%
Total third-party publisher revenue	70,672	49,270	21,402	43%
Direct-to-consumer revenue
Redemption revenue	17,872	22,811	(4,939)	(22)%
Ad & other revenue	9,281	11,179	(1,898)	(17)%
Total direct-to-consumer revenue	27,153	33,990	(6,837)	(20)%
Total
Redemption revenue	88,544	72,081	16,463	23%
Ad & other revenue	9,281	11,179	(1,898)	(17)%
Total revenue	$97,825	$83,260	$14,565	17%
Total redemption revenue increased $16.5 million, or 23%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to a $21.4 million increase in revenue from third-party publishers, partially offset by a $4.9 million decrease in revenue from D2C properties. The increase in third-party publisher redemption revenue was primarily driven by increases in offer supply and third-party publisher redeemers. The decrease in D2C redemption revenue was driven primarily by a decrease in D2C redeemers.
Ad & other revenue decreased $1.9 million, or 17%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by reduced client spend on D2C ad products, partially offset by an increase in other revenues.
Cost of revenue

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$19,708	$17,142	$2,566	15%
Cost of revenue increased $2.6 million, or 15%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due primarily to increases in technology-related costs, inclusive of personnel-related costs, and publisher-related costs.

Sales and marketing

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$32,365	$26,629	$5,736	22%
Sales and marketing increased $5.7 million, or 22%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to increases of $4.8 million in personnel-related costs, $0.7 million in market research related to third-party measurement studies, and $0.6 million in self-funded rewards, partially offset by a decrease of $0.5 million in media spend. The increase in personnel-related costs was primarily driven by increases in average headcount, bonuses, and stock-based compensation, partially offset by a $0.4 million decrease related to restructuring charges incurred in the prior year.
Research and development

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development	$16,211	$14,022	$2,189	16%
Research and development increased $2.2 million, or 16%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to increases of $1.0 million in personnel-related costs, $0.7 million in software licensing costs primarily from higher AI-related costs, and $0.4 million in impairment of capitalized software. The increase in personnel-related costs was primarily driven by increases in bonuses and stock-based compensation, partially offset by an increase in capitalization driven by continued investment in our platform, capabilities, and infrastructure.
General and administrative

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$22,724	$22,465	$259	1%
General and administrative increased $0.3 million, or 1%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to an increase of $2.5 million in personnel-related costs, partially offset by a decrease of $1.9 million in professional fees largely attributable to legal expenses incurred in the prior year. The increase in personnel-related costs was primarily driven by increases in bonuses and stock-based compensation.

Depreciation and amortization

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Depreciation and amortization	$2,095	$636	$1,459	229%
Depreciation and amortization increased $1.5 million, or 229%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven primarily by increases in amortization expense from continued investment in our platform, capabilities, and infrastructure and depreciation expense associated with leasehold improvements for our new corporate headquarters.
Interest income, net

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income, net	$1,349	$2,510	$(1,161)	(46)%
Interest income, net, decreased $1.2 million, or 46%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by decreases in cash and cash equivalents and lower interest rates.
Other income (expense), net

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Other income (expense), net	$12	$376	$(364)	(97)%
Other income (expense), net, decreased $0.4 million, or 97%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to the favorable settlement of a tax matter in the prior year.
Provision for income taxes

	Three months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$9,586	$3,719	$5,867	158%

The provision for income taxes increased $5.9 million, or 158%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to changes in pre-tax book income and the impact of non-deductible items, including certain executive compensation costs and stock-based compensation.

Comparison of the nine months ended September 30, 2026 and 2025
Revenue

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Third-party publishers revenue
Redemption revenue	$186,143	$146,053	$40,090	27%
Ad & other revenue	—	—	—	—%
Total third-party publisher revenue	186,143	146,053	40,090	27%
Direct-to-consumer revenue
Redemption revenue	55,615	72,635	(17,020)	(23)%
Ad & other revenue	27,455	35,175	(7,720)	(22)%
Total direct-to-consumer revenue	83,070	107,810	(24,740)	(23)%
Total
Redemption revenue	241,758	218,688	23,070	11%
Ad & other revenue	27,455	35,175	(7,720)	(22)%
Total revenue	$269,213	$253,863	$15,350	6%
Total redemption revenue increased $23.1 million, or 11%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to a $40.1 million increase in revenue from third-party publishers, partially offset by a $17.0 million decrease in revenue from the D2C properties. The increase in third-party publisher redemption revenue was primarily driven by increases in offer supply and third-party publisher redeemers. The decrease in D2C redemption revenue was driven primarily by a decrease in D2C redeemers and a decrease in the quantity and quality of offers available to each D2C redeemer.
Ad & other revenue decreased $7.7 million, or 22%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by reduced client spend on D2C ad products, partially offset by an increase in other revenues.
Cost of Revenue

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Cost of revenue	$58,344	$52,159	$6,185	12%
Cost of revenue increased $6.2 million, or 12%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due primarily to increases in technology-related costs, inclusive of personnel-related costs, and publisher-related costs.

Sales and marketing

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Sales and marketing	$99,293	$85,296	$13,997	16%
Sales and marketing increased $14.0 million, or 16%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to increases of $11.6 million in personnel-related costs, $2.5 million in market research related to third-party measurement studies, $0.8 million in self-funded rewards, and $0.5 million in software licensing costs, partially offset by a decrease of $1.4 million in media spend. The increase in personnel-related costs was primarily driven by increases in bonuses, average headcount, and stock based compensation, partially offset by a $1.5 million decrease related to restructuring charges incurred in the prior year.
Research and development

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Research and development	$45,786	$46,836	$(1,050)	(2)%
Research and development decreased $1.1 million, or 2%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to a $2.9 million decrease in personnel-related costs, partially offset by increases of $1.2 million in impairment of capitalized software and $0.7 million in software licensing costs. The decrease in personnel-related costs was primarily related to an increase in capitalization driven by continued investment in our platform, capabilities, and infrastructure, a higher allocation of resources and related personnel costs to cost of revenue, and a $0.7 million decrease related to restructuring charges incurred in the prior year.
General and administrative

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
General and administrative	$68,275	$66,115	$2,160	3%
General and administrative increased $2.2 million, or 3%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to increases of $5.8 million in personnel-related costs and $0.5 million in software licensing costs, partially offset by decreases of $2.7 million in professional fees largely attributable to legal matter expenses incurred in the prior year, $0.9 million in credit loss expense, and $0.8 million in facilities costs. The increase in personnel-related costs was primarily driven by increases in stock-based compensation and bonuses. The increase in stock-based compensation was primarily driven by the prior year reversal of $1.6 million of previously recognized expense for unvested equity awards related to the departure of the Company's former chief financial officer in March 2025.

Depreciation and amortization

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Depreciation and amortization	$5,502	$2,656	$2,846	107%
Depreciation and amortization increased $2.8 million, or 107%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven primarily by increases in amortization expense from continued investment in our platform, capabilities, and infrastructure and depreciation expense associated with leasehold improvements for our new corporate headquarters.
Interest income, net

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Interest income, net	$4,215	$8,831	$(4,616)	(52)%
Interest income, net, decreased $4.6 million, or 52%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by decreases in cash and cash equivalents and lower interest rates.
Other expense, net

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Other expense, net	$(30)	$(29)	$(1)	2%
Other expense, net, did not change meaningfully during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Provision for income taxes

	Nine months ended September 30,		Change
	2026	2025	$	%

	(in thousands, except percentages)
Provision for income taxes	$11,252	$5,025	$6,227	124%

The provision for income taxes increased $6.2 million, or 124%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to changes in pre-tax book income and the impact of non-deductible items, including certain executive compensation costs and stock-based compensation.

Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity included $149.9 million of cash and cash equivalents and $99.0 million of available capacity under a revolving line of credit.
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
2024 Credit Facility
On December 5, 2024, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent, swingline lender, and L/C issuer, which provides us with revolving commitments in an aggregate principal amount of $100.0 million and matures on December 5, 2029 (2024 Credit Facility). The 2024 Credit Facility also allows the Company to request incremental revolving commitments of up to $100.0 million. As of September 30, 2026, we had no outstanding borrowings under the 2024 Credit Facility and availability of $99.0 million, which is net of a $1.0 million outstanding letter of credit related to an office space lease. For further details regarding the credit agreement, see Note 5 - Long-Term Debt to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Common Stock Warrant
In May 2021, the Company issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. If the shares available for exercise as of September 30, 2026 were fully exercised, the warrants could provide up to $245.6 million in proceeds to us. For further details regarding the Walmart Warrant, see Note 7 - Stockholders' Equity to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
During the three and nine months ended September 30, 2026, the Company repurchased 395,364 and 3,055,072 shares, respectively, of its Class A common stock for an aggregate repurchase amount of $14.5 million and $82.9 million, respectively. The repurchase amount includes immaterial broker commissions and the 1% excise tax on net share repurchases imposed by the Inflation Reduction Act of 2022. Repurchases are reflected as treasury stock on the balance sheets on a trade-date basis. As of September 30, 2026, $52.9 million remains available and authorized for repurchase under the Share Repurchase Program.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$65,584	$67,469
Net cash used in investing activities	(17,437)	(23,128)
Net cash used in financing activities	(84,870)	(170,677)
Net change in cash, cash equivalents, and restricted cash	$(36,723)	$(126,336)
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
Net cash provided by operating activities decreased $1.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was the result of a $19.6 million increase in net loss, partially offset by a $15.9 million increase in non-cash charges and a $1.9 million decrease in net cash outflows primarily from lower net working capital.

The increase in non-cash charges was primarily driven by increases in stock based compensation expense, deferred income taxes, depreciation and amortization, and impairment of capitalized software. The decrease in net cash outflows from net working capital was primarily due to lower cash outflows of $17.8 million from liabilities due to third-party publishers driven primarily by timing and growth in existing publishers and $8.0 million from accrued expenses primarily due to personnel-related costs, partially offset by higher cash outflows of $2.1 million from accounts payable. These cash outflows were partially offset by lower cash inflows of $20.0 million from accounts receivable due to growth in gross billings and $2.1 million from other current and long-term assets and liabilities.
Investing Activities
Net cash used in investing activities decreased $5.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by an $8.4 million decrease in additions to property and equipment due primarily to prior year investment in our corporate headquarters, offset by a $2.7 million increase in additions to capitalized software development costs.
Financing Activities
Net cash used in financing activities decreased $85.8 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by a $93.5 million decrease in purchases of treasury stock, partially offset by a $3.6 million increase in taxes paid related to the net share settlement of equity awards, a $3.5 million decrease in proceeds from stock option exercises, and a $0.6 million decrease in proceeds from the employee stock purchase plan.

Material Cash Requirements
Operating Leases
Our operating lease commitments primarily include our corporate headquarters. As of September 30, 2026, we had noncancelable lease obligations of $35.4 million, of which $2.5 million is payable within 12 months and the remainder thereafter. For additional discussion on our operating leases, refer to Note 8 - Operating Leases to our financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Purchase Commitments
The Company has noncancelable purchase obligations that relate to minimum commitments with certain third-party publishers and other contractual commitments primarily with software as a service providers and marketing vendors in the ordinary course of business. As of September 30, 2026, we had fixed noncancelable purchase obligations of $152.1 million, of which $50.3 million is payable within 12 months, and the remainder thereafter. For additional discussion on these contractual commitments, refer to Note 13 - Commitments and Contingencies to our condensed financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalents and our floating rate debt. As of September 30, 2026, we had cash and cash equivalents of $149.9 million, which consists of cash on hand and highly liquid investments in money market instruments. Our cash is held for working capital purposes, and we do not enter into investments for trading or speculative purposes. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. However, due to the short-term durations and nature of our cash holdings, we do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our condensed financial statements as of September 30, 2026.
Our line of credit bears interest at floating rates. Accordingly, if we incur debt in the future, including under the 2024 Credit Facility, our borrowing costs could increase if interest rates rise in the future. However, as of September 30, 2026, we had no outstanding debt and therefore no potential exposure to market risks from interest rates.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 17, 2025, a putative securities class action complaint, captioned Fortune v. Ibotta, Inc., et al., No. 25-cv-01213-NYW, was filed in the U.S. District Court for the District of Colorado against the Company, certain of our current and former officers and directors, and the underwriters of our initial public offering. On May 21, 2025, a second putative securities class action complaint, captioned Valentine v. Ibotta, Inc., et al., No. 25-cv-01615-NYW, was filed in the U.S. District Court for the District of Colorado against the same defendants. On July 31, 2025, the court consolidated the two cases and appointed a lead plaintiff, purported Ibotta shareholder Mark Tcherkezian, in the consolidated action. On October 15, 2025, lead plaintiff filed an amended complaint against the same defendants alleging claims under Securities Act §§ 11, 12(a), and 15, Exchange Act §§ 10(b), 20(a), and 20A, and SEC Rule 10b-5 promulgated thereunder. On August 3, 2026, the Court granted Defendants’ motion to dismiss the amended complaint in full, without prejudice. Plaintiff did not file a motion for leave to amend and did not appeal. This matter has now concluded, and we will not report on it further.
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
•We provide content to publishers indirectly through technology partners, and our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with such technology partners.
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
•We are making substantial investments to leverage new and unproven business opportunities, including investment in AI/ML tools and technologies, and expect to increase such investments. These initiatives are risky, and we may never realize any expected benefits from them.
•Competition presents an ongoing threat to the success of our business.

•Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with retailers.
•If we fail to effectively manage any growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
We have a history of net losses, and we may not be profitable. For example, we incurred a net loss of $54.9 million for the year ended December 31, 2022, and as of September 30, 2026, we had an accumulated deficit of $151.9 million. We expect our costs will increase over time as we expect to invest additional funds towards growing our business and operating as a public company. See the risk factor titled, “Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.” We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our solutions, developing or acquiring new platform features and solutions, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations, and prospects could be materially adversely affected.

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
Both our redeemers and their level of redemptions are critical to our success. During the nine months ended September 30, 2026, total redeemers were approximately 21 million. For clarity, if one consumer were to redeem on more than one publisher, they would be counted as a redeemer on each publisher. We have experienced fluctuations and declines in the pace of growth of redeemers and could in the future be unable to grow or increase the engagement of our redeemers, and as a result our business, financial condition, results of operations, and prospects could be materially adversely affected. In 2025, for example, we did not secure enough offer supply from clients relative to the growth of redeemers across our network. As a result, our redemptions and redemptions per redeemer were lower than anticipated. If we are unable to maintain and expand the use by consumers of digital promotions in our network, or if we do not do so to a greater extent than our competitors, clients, publishers, and retailers may find that offering digital promotions on our network does not reach consumers with the scale and effectiveness that is compelling to them. The data which powers certain of our models is also dependent on consumer engagement, including the extent to which consumers interact with and use our platform, and link accounts at third-party retailers to our platform, which has fluctuated and could fluctuate in the future.
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
•third-party AI/ML technologies, including agent-based applications capable of performing online tasks on behalf of users, may change how consumers discover, access, and interact with our products and offerings, including the offers available on our platform, or may divert consumers from engaging with our products and offerings altogether;
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
Our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with existing publishers and add new publishers to the IPN. We provide offers on a white-label basis to our publishers, including but not limited to, Walmart Inc. (Walmart), Dollar General Corporation (Dollar General), Family Dollar Stores, Inc. (Family Dollar), Maplebear, Inc. (Instacart), DoorDash, Inc. (DoorDash), and Uber Technologies, Inc (Uber). We have invested heavily in the IPN, which matches and distributes offers across a variety of publisher sites. Our contract negotiation process with publishers can be lengthy, which can contribute to variability in our revenue generation and makes our revenue difficult to forecast. As a result, it is difficult to predict our ability to develop or continue partnerships with publishers, and our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We may not be able to grow our revenue.
Historically, the growth rate of our business, and as a result, our revenue growth, has varied from quarter to quarter and year to year, and we expect that variability to continue. For the nine months ended September 30, 2026, our revenue was $269.2 million, which is up from the previous year. There can be no assurances that our revenue will grow at any particular rate, or at all, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate has, and may in the future, decline.

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
For example, our Ad & other revenue decreased in 2026 due in part to decreased redeemers on our D2C properties.
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
We provide content to publishers indirectly through technology partners, and our business, financial condition, results of operations, and prospects could be materially adversely affected if we do not renew, maintain, and expand our relationships with such technology partners.
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
Our business and results of operations are subject to global economic conditions. Our revenue depends on the ability of consumers to buy products that are featured on the IPN. Deteriorating macroeconomic conditions — including as a result of regulatory and economic uncertainty, slower growth or a recession, inflation, changes in the perception of macroeconomic conditions, changes in U.S. government policies, bank failures, supply chain disruption, increases in interest rates, increases to fuel and other energy costs or vehicle costs, including as a result of conflicts in the Middle East, any U.S. federal government shutdown, geopolitical events including escalated, escalating, and retaliatory tariff and non-tariff trade measures imposed by the U.S., Mexico, China, Canada, and other countries, the potential for new or unforeseen general global instability, geopolitical tensions and military conflicts such as the impacts of the Russia and Ukraine and Middle East conflicts, changes in the labor market, downturns that could result in store closures, publisher or retailer failures, our clients having lower promotional budgets, or decreases in consumer spending power or confidence — have adversely impacted, and could in the future adversely impact, consumer disposable income and client spending, which could materially adversely affect the number of offer redemptions on our network.
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
If we fail to effectively manage any growth, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We have experienced growth in our business, and we anticipate that we will experience growth in the future. For example, the number of our full-time employees increased from 530 as of December 31, 2020 to over 800 as of September 30, 2026. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Growth could strain our ability to develop and improve our operational, financial, and management controls; enhance our reporting systems and procedures; recruit, train, and retain highly skilled personnel; and maintain user satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could materially adversely affect our reputation and brand, business, financial condition, results of operations, and prospects.
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
Our sales cycle can be long, and we have made, and may continue to make, investments and incur significant expenses before an agreement or renewal with clients, publishers, or retailers is reached, if at all, and before we are able to generate revenue, if any, from such agreement or renewal. There are no guarantees that we will be able to recoup such investments and expenses, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the length of time that clients, publishers, or retailers devote to their evaluation, contract negotiation, and budgeting processes varies significantly. In particular, our contract negotiation process with publishers can be lengthy. Our sales cycles can be lengthy in certain cases, especially with respect to our prospective large-end publishers or clients. During the sales cycle, we expend significant time and money on sales and marketing activities, which lower our operating margins, particularly if no sale occurs. Even if we expand our relationship with clients, publishers, and retailers, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. In addition, due to macroeconomic uncertainties, our development of new technologies, or other factors, our sales cycle has been, and may continue to be, extended, and there may be delays and reductions of expenditures and cancellations by clients. There are many other factors that contribute to variability of our revenue recognition, including budgetary constraints and changes in personnel. Previously announced reorganizations in our sales organization have affected the productivity of our sales force and lengthened sales cycles. Transitions to new product features like LiveLift™ have also lengthened sales cycles. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our business is typically affected by seasonality, which results in fluctuations in our operating results.
Historically, we have been affected by seasonality, with our business having higher revenues in the fourth quarter of each fiscal year, mirroring that of consumer retail and e-commerce markets, where demand increases during the fourth quarter holiday season and decreases in the first quarter. For example, the fourth quarter for the fiscal years ended 2024 and 2023 represented 27% and 31% of total revenue, respectively. At the same time, certain of our clients’ budgets have depleted, and may continue to deplete, over the course of the year. We typically see high redemption volume in the second half of the year where a larger number of offers being redeemed have lower redemption revenue per redemption. However, there can be no assurances such seasonal trends will consistently repeat each year, and we did not see the impacts of seasonality in 2025. Also, the mix of product sales has varied, and may continue to vary, considerably from time to time. As a result of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance, and we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period.
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

Additionally, any of our products and offerings making use of AI/ML may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AI/ML solutions or features assist in producing, or if the development or deployment of AI/ML solutions – including datasets or their Processing to train or create AI/ML solutions – are or are alleged to be deficient, inaccurate, or biased, or to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, results of operations, and prospects could be materially adversely affected. The intellectual property ownership and rights surrounding AI/ML technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the continued use or adoption of AI/ML technologies in our products and services may expose us to copyright infringement or other intellectual property claims related to AI/ML training or output. In addition, we increasingly use AI-assisted coding tools, and code generated by such tools may not be eligible for copyright or other intellectual property protection, may be difficult for us to establish ownership of, and may incorporate or be derived from third-party code, including open source software subject to license terms that could require us to make our proprietary source code available, grant licenses to our intellectual property, or impose other restrictions on our use of such code. The use of such code could also expose us to claims that it infringes or misappropriates the intellectual property rights of third parties, and our use of such tools could result in the disclosure of our proprietary source code or other confidential information to the providers of such tools, which could impair our ability to protect such information as trade secrets. Such code may also contain defects or security vulnerabilities that are not detected before deployment.
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
We are making substantial investments to expand our technologies, tools, and offerings to leverage new and unproven business opportunities, including investment in AI/ML tools and technologies, and expect to increase such investments. These initiatives are risky, are dependent on the data we receive, and we may never realize any expected benefits from them.
We have invested and expect to continue to invest in expanding our technologies, tools, and offerings to capitalize on new and unproven business opportunities, including investments in AI/ML tools and technologies. For example, we are continuing to roll out LiveLift™ to eligible clients. We have also introduced a gaming component to our platform for the first time, powered by Unity’s Tapjoy offerwall. In addition, we are working to further utilize AI/ML in our internal tools to achieve additional efficiencies.

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
If we do not spend our development budget efficiently on commercially successful and innovative technologies, tools, and offerings, or if we are unable to timely introduce and commercialize such technologies, tools, and offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent and unproven business strategies, metrics, and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new technologies, tools, and offerings could distract management from current operations and have diverted, and could continue to divert, capital and other resources from our more established technologies, tools, and offerings.
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
We procure insurance policies to cover various operations-related risks, including employment practices liability, workers’ compensation, business interruptions, errors and omissions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, we may not be able to acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, co-insurance, self-insured retentions, or deductibles for the coverage we do obtain. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, they would be unable to pay any claims that we make.
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
We are also subject to certain contractual requirements to obtain insurance. For example, some of our agreements with our clients, publishers, or retailers require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we may be in violation of the terms of these agreements. In addition, we are subject to local laws, rules, and regulations relating to insurance coverage, which could result in proceedings or actions against us by governmental entities or others. Additionally, anticipated or future local laws, rules, and regulations relating to insurance coverage could require additional fees and costs. Compliance with these rules and any related lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.

If we cannot maintain our Company culture as we grow, our business and competitive position may be harmed.
We believe our culture fosters an inclusive environment that welcomes diverse experience, backgrounds, lifestyles, and perspectives, and is a key contributor to our success to date. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, with some of our employees working remotely, we may find it difficult in certain respects to maintain our Company culture. Remote work may negatively impact employee morale, productivity, and culture, and may also harm collaboration and innovation. We also have a policy of hiring new employees in Denver, whenever possible, and in June 2026, we implemented a policy that requires all of our Denver-based employees to come into the office three days per week. This policy may make it difficult for us to attract and retain the talent we need to grow our business. If we cannot maintain our culture, we could lose the innovation, passion, and dedication of our team and as a result, our business, financial condition, results of operations, and prospects could be materially adversely affected.
Operating and growing our business may require additional capital, and if capital is not available to us, our business, financial condition, results of operations, and prospects may suffer.
Operating and growing our business is expected to require further investments in our technology and operations. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. If our cash needs exceed our expectations, we could experience strain in our cash flow, which could adversely affect our operations in the event we are unable to obtain other sources of liquidity. If, in the future, we aim to rely on funds raised through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us, or may result in significant dilution to our stockholders or higher levels of leverage, which will expose our business to additional risks. The fact that our warrant holders can sell substantial amounts of our Class A common stock in the public market could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition, results of operations, and prospects could be materially adversely affected.
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
In addition, we have encountered, and may in the future encounter, difficulty collecting our accounts receivable and could be exposed to risks associated with uncollectible accounts receivables, particularly since some of our clients are emerging brands. Also, our larger clients generally have longer payment terms, which impact the timing of our collections. Economic conditions have impacted, and may impact, some of our clients’ ability to pay their accounts payable. While we will attempt to monitor our accounts receivable carefully and try to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur. Should more clients than we anticipate experience liquidity issues, or if payment is not received on a timely basis or at all, our business, financial condition, results of operations, and prospects could be materially adversely affected.
We are and may become involved in litigation or legal proceedings that could materially adversely affect us.
Because of fluctuations in our stock price, we have been, and may in the future become, subject to securities litigation. The recently concluded securities litigation against us resulted in, and any future securities litigation could result in, substantial costs and divert our management’s attention and resources from our business, which could materially adversely affect our business, financial condition, results of operations, and prospects. See Part II, Item 1, “Legal Proceedings” and Note 13, “Commitments and Contingencies,” in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the putative securities class action complaint filed against us on April 17, 2025.

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
Base Rate and Term SOFR are based on market rates which may increase or decrease. In September 2026, the U.S. Federal Reserve raised its benchmark interest rate for the first time since 2023 and may raise rates further, which could cause market interest rates to increase. We do not currently have any outstanding borrowings under the Credit Agreement or under any other indebtedness agreement. However, if we were to incur debt in the future, under our Credit Agreement or any other indebtedness subject to a variable interest rate, an increase in interest rates would increase our borrowing costs. In addition, operating and growing our business may require additional capital, which could include equity or debt financing. An increase in interest rates could negatively impact our ability to obtain such financing on commercially reasonable terms or at all. Further, to the extent we are required to obtain financing at higher borrowing costs to support our operations, we may be unable to offset such costs. Any attempts to offset cost increases with fee increases may result in reduced sales, increased client dissatisfaction, or otherwise harm our reputation.
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
We also have incorporated AI/ML solutions and features into our platform and plan to continue to do so. The use of AI/ML solutions may result in security incidents, and our use of AI/ML solutions and features may create additional or increase our cybersecurity risks. Further, AI/ML technologies, including technologies that facilitate the identification and exploitation of security vulnerabilities, may be used in connection with certain cyberattacks, resulting in heightened risks of security breaches and incidents and of greater impacts of security breaches and incidents that occur. There also have been, and may continue to be, significant attacks on supply chains and on service providers. We do not control the security measures of third parties, but we may be, or face assertions that we are, responsible for any breach or incident they suffer or for any exploitable defects, vulnerabilities, or bugs in third-party components or services that we use.

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
The use of APIs by our clients, publishers, and retailers has significantly increased in recent years. Our APIs allow our clients and publishers to integrate their own business systems with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches or incidents resulting from API use could result in governmental enforcement actions and other proceedings against us, claims, demands, and litigation against us by consumers and other affected individuals, costs associated with investigation and remediation, damage to our reputation, and loss of goodwill, any of which could materially adversely affect our business, financial condition, results of operations, and prospects.

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
We are subject to a variety of federal, state, and local laws, regulations, and industry standards related to areas including privacy, electronic communications, data protection, data security, marketing, AI/ML, intellectual property, e-commerce, the internet, mobile devices, competition, consumer protection, employment, taxation, escheatment, and advertising practices. In addition, a variety of these regulations and standards could impact our clients, publishers, or retailers, and in turn impact us. In particular, existing and future laws and regulations, or changes thereto, may impede the growth of the internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business.
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
We Process data about consumers, including personal information or personal data, as well as other confidential or proprietary information, for numerous purposes, including legal, marketing, and other business-related purposes. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. We and our service providers, clients, and publishers are subject to a variety of federal and state laws, regulations, and industry standards regarding privacy, data protection, data security, marketing, and consumer protection, which address Processing of data relating to individuals, as well as the tracking of consumer behavior (Data Protection Laws). We are also subject to laws, regulations, and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations, and industry standards are changing, may be subject to differing interpretations, may be inconsistent among countries or conflict with other rules, and may be costly to comply with or inconsistent among jurisdictions. In addition, we have introduced a gaming component to our platform for the first time, and laws or regulations that govern or restrict gaming activities and offers related to gaming, including online or mobile gaming, that are applicable to us or to our third-party partner, could have a material adverse impact on our business, financial condition, and results of operations.
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
New so-called “algorithmic pricing” or “surveillance pricing” legislation has recently emerged at the state and local levels aimed at regulating practices that use consumer data to inform product pricing decisions. To date, these proposals have aimed to either increase disclosures regarding dynamic pricing practices or place substantive limits on the practice. Although currently passed state laws and regulations generally include exemptions for loyalty and discounting programs, these exemptions are new and untested, and it is possible that some such laws and regulations could impact our operations in certain geographies. Newly enacted or amended surveillance pricing laws may not include these exemptions.

Additionally, new laws regulating the use of digital coupons and digital shelf tags could impact our business or future strategies. In 2025, for example, the City of San Diego passed regulations requiring that digital coupons be accompanied by equivalent paper coupons so that digitally disenfranchised consumers may also benefit. Other states and local jurisdictions are considering or are enacting similar regulations. Several states are considering or have passed bills regulating digital shelf tags that also could impact our operations and future strategies. Existing or new regulations, as well as enforcement of existing or new regulations by relevant authorities, could materially adversely affect our business, financial condition, results of operations, and prospects. In addition, any of this legislation could impact our clients, publishers, or retailers, and in turn impact us.
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

We have incurred, and will continue to incur, increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly as we are no longer an “emerging growth company,” which could materially adversely affect our business, financial condition, results of operations, and prospects.
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
As a result of disclosing information in filings required of a public company, our business and financial condition are more visible, which may result in an increased risk of threatened or actual litigation. If such claims are successful, or even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition, results of operations, and prospects.
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
We are subject to tax laws, regulations, and policies of U.S. federal, state, and local taxing jurisdictions and may in the future be subject to the tax laws, regulations, and policies of other taxing jurisdictions. Changes in tax laws, including the U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBB Act), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise affect our tax positions and/or our tax liabilities. Finally, tax laws are complex and subject to interpretation. Audits or challenges to our tax positions by taxing authorities could increase our tax liabilities, which could affect our effective tax rate and our operating results.
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
Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Upon the closing of our initial public offering, Mr. Leach and entities affiliated with Mr. Leach held all of the issued and outstanding shares of our Class B common stock. As of September 30, 2026, Mr. Leach and entities affiliated with Mr. Leach held approximately 74.7% of the voting power of our outstanding capital stock in the aggregate, which voting power may increase over time as Mr. Leach’s equity awards are exercised or vested. If all such equity awards held by Mr. Leach had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2026, Mr. Leach and entities affiliated with Mr. Leach would collectively have held 83.6% of the voting power of our outstanding capital stock. As a result, Mr. Leach will generally be able to determine any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our amended and restated certificate of incorporation and amended and restated bylaws (where adopted by stockholders), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions, subject to limited exceptions. Mr. Leach may have interests that differ from those of our stockholders and may vote in a way with which our stockholders disagree and that may be adverse to our stockholders’ interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of Ibotta, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Ibotta, and might ultimately affect the market price of our Class A common stock.

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
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. Following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies, and was previously instituted against us. Any such litigation, if instituted against us in the future, could result in substantial costs and a diversion of our management’s attention and resources.

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
We have increased and may in the future increase or decrease the amount of repurchases of our Class A common stock. Any reduction or discontinuance by us of repurchases of our Class A common stock pursuant to the Share Repurchase Program could cause the market price of our Class A common stock to decline. Moreover, in the event repurchases of our Class A common stock are reduced or discontinued, our failure or inability to resume repurchasing Class A common stock at historical levels could result in a lower market valuation of our Class A common stock.
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
For example, on May 17, 2021, we issued a common stock purchase warrant to Walmart (Walmart Warrant) in connection with a multi-year strategic relationship that makes Ibotta the exclusive provider of digital item-level rebate offer content for Walmart U.S. Pursuant to the terms of the Walmart Warrant, as of September 30, 2026, Walmart has the right to purchase up to 4,121,034 shares of our Class A common stock at an exercise price of $70.12 per share.
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
The following table summarizes share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 to July 31, 2026	139,269	$29.34	139,269	$63,202
August 1, 2026 to August 31, 2026	8,236	$24.70	8,236	$62,999
September 1, 2026 to September 30, 2026	247,859	$40.73	247,859	$52,903
Total	395,364		395,364
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2026, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On September 8, 2026, Matt Puckett, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 13,500 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 3, 2027, or earlier if all transactions under the trading arrangement are completed.

On September 14, 2026, Amir El Tabib, our Chief Business Development Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 201,041 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 17, 2027, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended September 30, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1+	Outside Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

IBOTTA, INC.

Date:	November 3, 2026	By:	/s/ Bryan Leach
Bryan Leach
Founder, Chief Executive Officer, President, and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Matt Puckett
Matt Puckett
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2026	By:	/s/ Jared Chomko
Jared Chomko
Senior Vice President, Accounting
(Principal Accounting Officer)